Form 10-Q
period 1995-03-31
CENTRAL COAL & COKE CORP
filed 1995-05-10
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended March 31, 1995


                       Commission File No. 0-1392


            Central Coal & Coke Corporation and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105



                            Phone:  816-842-2430



              Common stock outstanding as of March 31, 1995
                      $1 par value; 373,830 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

                    CENTRAL COAL & COKE CORPORATION

                           Table of Contents


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - March 31, 1995 and
             December 31, 1994

           Consolidated Statements of Earnings and Retained Earnings
             - Three months ended March 31, 1995 and 1994

           Consolidated Statements of Cash Flows - Three months ended March 31, 1995 and 1994

           Notes to Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II - OTHER INFORMATION

        Item 1. Legal Proceedings

        Item 2. Changes in Securities

        Item 3. Defaults Upon Senior Securities

        Item 4. Submission of Matters to a Vote of Security Holders

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


                    PART I - FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

                   CENTRAL COAL & COKE CORPORATION

                     Consolidated Balance Sheets

                 March 31, 1995 and December 31, 1994
                             (Unaudited)

(amounts in unit dollars)
ASSETS                                          1995         1994
                                                _________    __________
Current assets:
  Cash and cash equivalents                   $ 2,531,941    1,588,952
  Accounts receivable                           0            22,500
  Securities maturing within one year,
   at amortized cost (note 3):
    Municipal bonds                             40,000       40,000
    U. S. government securities                 5,803,935    6,172,887
                                                __________   __________
                                                5,843,935    6,212,887

  Accrued interest receivable                   26,892       49,283
  Other                                         43,696       34,131
                                                __________   ___________
Total current assets                            8,446,464    7,907,753

Securities maturing beyond one year,
 at amortized cost (note 3):
  U. S. government and government
   agency securities                            999,775      999,751

Equity securities, at fair value (note 3)       699,238      606,969

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                 1,602,882    1,602,882
  Mineral rights                                39,988       39,988
  Surface land                                  29,894       29,894
  Equipment and leasehold improvements          144,327      144,327
                                                __________   __________
                                                1,817,091    1,817,091
  Less accumulated depletion and depreciation   596,726      591,048
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements      1,220,365    1,226,043

Deferred income taxes                           0            1,164
                                                __________   __________
                                              $ 11,365,842   10,741,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Deferred oil lease bonus                    $ 233,657      0
  Accounts payable and accrued expenses         18,105       17,321
  Dividends payable                             93,458       0
  Federal and state income taxes                165,864      39,715
                                                __________   __________
Total current liabilities                       511,084      57,036

Deferred income taxes                           30,816       0
Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares        376,688      376,688
  Additional capital                            1,631,200    1,631,200
  Retained earnings                             8,870,024    8,771,546
                                                __________   __________
                                                10,877,912   10,779,434
  Less cost of 2,858 shares in treasury         (74,058)     (74,058)
  Net unrealized appreciation (depreciation)
   of investments available for sale, net of
   deferred taxes of $10,816 and $(11,164) at
   March 31, 1995 and December 31, 1994         20,088       (20,732)
                                                __________   __________
Total stockholders' equity                      10,823,942   10,684,644
                                                __________   __________
                                              $ 11,365,842   10,741,680

See accompanying notes to consolidated financial statements.




                    CENTRAL COAL & COKE CORPORATION

       Consolidated Statements of Earnings and Retained Earnings

             Three months ended March 31, 1995 and 1994
                              (Unaudited)


(amounts in unit dollars)
                                                1995         1994
                                                _________    __________
Operating revenue:
  Coal royalties                              $ 3,754        900
  Oil and gas royalties                         100,032      81,024
  Oil and other mineral lease rentals
   and bonuses                                  193,502      4,170
  Food sales                                    205,929      94,942
                                                __________   __________
    Total operating revenue                     503,217      181,036

Operating expenses:
  Cost of food sales                            83,422       36,379
  Food operations                               107,594      48,001
  General and administrative expenses           150,205      96,465
                                                __________   __________
    Total operating expenses                    341,221      180,845

    Operating income                            161,996      191

Nonoperating income:
  Investment income                             142,181      124,074
  Gain on sale of real estate                   0            13,500
  Other                                         2,580        44
                                                __________   __________
    Total nonoperating income                   144,761      137,618

    Earnings before income taxes                306,757      137,809

Income taxes (note 2)                           114,821      54,575
                                                __________   __________
    Net earnings                                191,936      83,234

Retained earnings at beginning of period        8,771,546    8,675,962
Deduct cash dividends declared of $.25 per
 share in 1995 and $.50 per share in 1994       (93,458)     (186,915)
                                                __________   __________
Retained earnings at end of period            $ 8,870,024    8,572,281

Earnings per share                            $ .51          .22

Weighted average number of shares of
 common stock outstanding                       373,830      373,830

See accompanying notes to consolidated financial statements.




                   CENTRAL COAL & COKE CORPORATION

                Consolidated Statements of Cash Flows

             Three months ended March 31, 1995 and 1994
                              (Unaudited)


(amounts in unit dollars)
                                                1995         1994
                                                _________    __________
Cash flows from operating activities:
  Net earnings                                $ 191,936     83,234

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion and depreciation                  6,156       3,105
    Amortization of premiums and
     discounts of securities, net               (83,634)    (29,044)
    Deferred income taxes                       10,000      10,000
    Gain on sale of real estate                 0           (13,500)
    Gain on sales of equity securities          (5,457)     (3,852)
    Changes in assets and liabilities:
      Accounts receivable                       22,500      22,508
      Accrued interest receivable
       and other assets                         12,348      (31,729)
      Deferred oil lease bonus                  233,657     0
      Accounts payable and accrued expenses     784         4,829
      Federal and state income taxes            126,149     (18,242)
                                                __________  __________
   Total adjustments                            322,503     (55,925)
   Net cash provided by operating activities    514,439     27,309

Cash flows from investing activities:
  Proceeds from matured/called
   investment debt securities                   6,250,000   2,000,000
  Purchases of investment debt securities       (5,797,438) (1,962,100)
  Proceeds from sale of real estate             0           13,500
  Purchases of equity securities                (37,262)    (329,511)
  Proceeds from sales of equity securities      13,250      19,752

   Net cash provided by (used in)
    investing activities                        428,550     (258,359)

   Net increase (decrease) in cash
    and cash equivalents                        942,989     (231,050)

Cash and cash equivalents,
 beginning of period                            1,588,952   1,729,515
Cash and cash equivalents,
 end of period                                $ 2,531,941   1,498,465

See accompanying notes to consolidated financial statements.

                   CENTRAL COAL & COKE CORPORATION

              Notes to Consolidated Financial Statements

                           March 31, 1995


Note (1) Basis of Presentation:

     In the opinion of the Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

Oil Lease Bonuses

     Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Income Taxes:

     The Company's Missouri corporation income tax returns for the years 1985, 1986, 1987, 1989, 1990 and 1991 were examined by the Missouri Department of Revenue, and additional taxes and interest thereon were assessed. The Company made certain payments under protest in 1993 and 1994 in connection with the examination adjustments.

     On February 3, 1995, the Company entered into a settlement agreement with the Missouri Director of Revenue which settled all issues relating to the examinations. The Company had adequately provided for its tax obligations with respect to this matter.

Note (3) Securities, Common Stocks and Options:

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115) on January 1, 1994. This statement requires that investments in debt and certain equity securities be classified in one of three categories: (1)held-to-maturity securities, which are carried at amortized cost; (2)trading securities, which are carried at fair market value, with unrealized gains and losses included in earnings; and (3)available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of related income taxes. The effect on the Company's consolidated financial statements at January 1, 1994 of initially adopting Statement 115 was immaterial.

                                                            (Continued)

                    CENTRAL COAL & COKE CORPORATION

                Notes to Consolidated Financial Statements


     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at March 31, 1995 and December 31, 1994 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
March 31, 1995          cost        gains       losses      value
______________          __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $ 6,803,710   15,226      (2,706)     6,816,230
  Municipal bonds       40,000      400         0           40,400
                        __________  __________  __________  __________
                      $ 6,843,710   15,626      (2,706)     6,856,630
Available-for-sale:
  Equity securities   $ 668,334     55,913      (25,009)    699,238

December 31, 1994
_________________
Held-to-maturity:
  U. S. government
   securities         $ 7,172,638   3,309       (900)       7,175,047
Municipal bonds         40,000      400         0           40,400
                        __________  __________  __________  __________
                      $ 7,212,638   3,709       (900)       7,215,447

Available-for-sale:
  Equity securities   $ 638,865     21,526      (53,422)    606,969

Note (4) Dividends:

     During the quarter ended March 31, 1995, the Company's Board of Directors declared a $.25 dividend per share which is payable May 1, 1995.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


There was no significant change in the financial condition of the Registrant during the first quarter of 1995 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

Revenue from oil and gas royalties increased approximately 23% in the first quarter of 1995 over the first quarter of 1994 due to increased production and somewhat higher oil prices. Revenue from oil and other mineral lease rentals and bonuses increased significantly in the first quarter of 1995 over the first quarter of 1994. This was due primarily to three new leases entered into in the first quarter of 1995 generating substantial bonus income in that quarter, including one fairly sizable lease on a portion of the Registrant's Texas property. Also included in revenue from this source for the first quarter of 1995 was a substantial rental payment for a lease extension entered into with respect to certain of the Registrant's property in Vernon Parish, Louisiana.

Revenue from food sales shows a substantial increase in the first quarter of 1995 over the first quarter of 1994 which results from the operation of Beekman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (hereafter "Beekman's") which is the successor by statutory merger to a wholly-owned subsidiary of the Registrant which carried on this business activity in 1994. Only one fast food bagel and delicatessen facility was in operation in early 1994 (that being the one in Athens, Ohio), and the second facility located in Columbus, Ohio was not opened until the third quarter of 1994, thus accounting for the increased revenue reflected in the first quarter of 1995 when both facilities were fully operational.

Revenue from investment income was higher in the first quarter of 1995 over the first quarter of 1994 due to the overall rate of return on investments being higher in the current period and a somewhat greater amount of funds being invested in the current period than in the first quarter of 1994. In the first quarter of 1994, there was revenue from gain on occasional nonrecurring sales of real estate, while there were no such sales during the first quarter of 1995.

Included in operating expenses for the first quarter of 1995 and the first quarter of 1994 are cost of food sales and food operations. Both occur in connection with the fast food bagel and delicatessen business now being conducted by Beekman's as discussed above. The primary reason for the increased amount of expenditures in these categories in the first quarter of 1995 over the first quarter of 1994 is the same as explained above in connection with revenue from this operations, that during the 1994 period there was only one facility in operation while two facilities were in operation in the current period. Also contributing to the increased operating expenses in the current period were increased payments to outside service providers in connection with the bagel and delicatessen business.

Income taxes were materially higher for the first quarter of 1995 over the first quarter of 1994 as a result of increased earnings before income taxes.

The Registrant adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (Statement 115) on January 1, 1994. The effect on the Registrant's consolidated financial statements at January 1, 1994 of initially adopting Statement 115 was immaterial. See note 3 to the accompanying consolidated financial statements for a more detailed explanation of this accounting change.

Net cash provided by operating activities was up substantially in the first quarter of 1995 over the first quarter of 1994. A contributing factor to this increase was the receipt of certain deferred oil lease bonuses and rentals in the first quarter of 1995 but which were deferred and recognized as income over the related future periods for income purposes.

Regarding capital commitments, in addition to the two locations of the fast food bagel and delicatessen business currently being operated by Beekman's, negotiations are currently underway for a third facility to be located in State College, Pennsylvania. The capital commitment of the Registrant in connection with the first two facilities was approximately $220,000 in the aggregate through the end of 1994. The capital commitment in connection with the proposed facility at State College, Pennsylvania could be approximately $200,000. Other than these capital expenditures, the Registrant has no specific commitments for material capital expenditures at the present time. However, the Registrant continues to actively review other business opportunities which would result in a more productive deployment of its assets and ultimately increase earnings. As reflected in the accompanying consolidated financial statements and discussed above, aggressive pursuit of the development of increased royalty and rental and bonus income from oil and gas properties has already resulted in increased revenue in 1995. Management plans to continue to aggressively pursue development of such income from its real property and mineral interests.

                     PART II - OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - Attached

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Information regarding matters submitted to a vote of security holders subsequent to the first quarter of 1995, but prior to the date of this report, is submitted as follows:

    (a) The annual meeting of stockholders of the Registrant was held April 19, 1995.

    (b) Directors were elected at that meeting and the five nominees named in the Proxy Statement previously filed with the Securities and Exchange Commission pursuant to Regulation 14A and elected at the meeting were as follows:

                       Leonard Noah
                       S. M. Riddle
                       Beekman Winthrop
                       Phelps M. Wood
                       Ernest N. Yarnevich, Jr.

    There were no other directors whose term of office as a Director continued after that meeting.

    (c) The following matters were voted on by the stockholders at that meeting:

      (i) A resolution to appoint the firm of KPMG Peat Marwick LLP as independent public accountant to examine the financial statements of the Registrant for the year ending December 31, 1995 and to perform other appropriate accounting services was approved. The holders of 338,355 shares cast their votes in favor of the resolution, the votes of 29 shares were cast against it and the holders of 130 shares abstained.

      (ii) A resolution was voted on by the stockholders approving the "Directors' Non-Qualified Stock Option Plan" in the form previously approved by the Board of Directors and described in the Proxy Statement sent to stockholders and filed with the Securities and Exchange Commission under Regulation 14A. The holders of 241,363 shares cast their votes in favor of such proposal, the votes of 81,282 shares were cast against it and the holders of 15,869 abstained. Thus, the resolution was approved.

      (iii) Tabulation of votes with respect to nominees for Directors is as follows:

                                             Votes        Withhold
                                             for          authority

        Leonard Noah                         281,821      56,693
        S. M. Riddle                         281,822      56,692
        Beekman Winthrop                     278,755      59,759
        Phelps M. Wood                       278,756      59,758
        Ernest N. Yarnevich, Jr.             281,655      56,859

    (d) There were no solicitations subject to Rule 14a-11 and thus there were no settlements or terms of settlements thereof.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CENTRAL COAL & COKE CORPORATION
                                           (Registrant)


                                   Date: May 10, 1995

                                     By: Gary J. Pennington
                                            (Signature)

                                         Gary J. Pennington,
                                        Assistant Secretary-
                                     General Manager, Principal
                                   Financial and Accounting Officer



                                   Date: May 10, 1995

                                     By: Leonard L. Noah
                                           (Signature)

                                         Leonard L. Noah,
                                     Vice President, Treasurer