Form 10-Q
period 1995-06-30
CENTRAL COAL & COKE CORP
filed 1995-08-14
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended June 30, 1995


                       Commission File No. 0-1392


            Central Coal & Coke Corporation and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105



                            Phone:  816-842-2430



              Common stock outstanding as of June 30, 1995
                      $1 par value; 373,830 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

                    CENTRAL COAL & COKE CORPORATION

                           Table of Contents


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - June 30, 1995 and
             December 31, 1994

           Consolidated Statements of Earnings and Retained Earnings
             - Six and three months ended June 30, 1995 and 1994

           Consolidated Statements of Cash Flows - Three months ended June 30, 1995 and 1994

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

SIGNATURES


                    PART I - FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

                   CENTRAL COAL & COKE CORPORATION

                     Consolidated Balance Sheets

                 June 30, 1995 and December 31, 1994
                             (Unaudited)

(amounts in unit dollars)
ASSETS                                          1995         1994
                                                _________    __________
Current assets:
  Cash and cash equivalents                   $ 891,930      1,588,952
  Accounts receivable                           0            22,500
  Securities maturing within one year,
   at amortized cost (note 3):
    Municipal bonds                             40,000       40,000
    U. S. government securities                 7,370,680    6,172,887
                                                __________   __________
                                                7,410,680    6,212,887

  Accrued interest receivable                   46,235       49,283
  Other                                         38,411       34,131
                                                __________   ___________
Total current assets                            8,387,256    7,907,753

Securities maturing beyond one year,
 at amortized cost (note 3):
  U. S. government and government
   agency securities                            999,798      999,751

Equity securities, at fair value (note 3)       673,088      606,969

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                 1,602,882    1,602,882
  Mineral rights                                39,988       39,988
  Surface land                                  29,888       29,894
  Equipment and leasehold improvements          334,134      144,327
                                                __________   __________
                                                2,006,892    1,817,091
  Less accumulated depletion and depreciation   602,642      591,048
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements      1,404,250    1,226,043

Deferred income taxes                           0            1,164
                                                __________   __________
                                              $ 11,464,392   10,741,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Deferred oil lease bonus                    $ 155,770      0
  Accounts payable and accrued expenses         30,480       17,321
  Federal and state income taxes                197,880      39,715
                                                __________   __________
Total current liabilities                       384,130      57,036

Deferred income taxes                           40,264       0
Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares        376,688      376,688
  Additional capital                            1,631,200    1,631,200
  Retained earnings                             9,068,535    8,771,546
                                                __________   __________
                                                11,076,423   10,779,434
  Less cost of 2,858 shares in treasury         (74,058)     (74,058)
  Net unrealized appreciation (depreciation)
   of investments available for sale, net of
   deferred taxes of $20,264 and $(11,164) at
   June 30, 1995 and December 31, 1994          37,633       (20,732)
                                                __________   __________
Total stockholders' equity                      11,039,998   10,684,644
                                                __________   __________
                                              $ 11,464,392   10,741,680

See accompanying notes to consolidated financial statements.




                    CENTRAL COAL & COKE CORPORATION

       Consolidated Statements of Earnings and Retained Earnings

             Six months ended June 30, 1995 and 1994 and
              Three months ended June 30, 1995 and 1994
                              (Unaudited)


(amounts in unit dollars)
                                   Six months          Three months
                                 ended June 30,       ended June 30,
                                1995      1994       1995      1994
                                ________  ________   ________  ________
Operating revenue:
  Coal royalties              $ 30,385    24,300     26,631    24,300
  Oil and gas royalties         204,553   204,154    104,521   122,230
  Oil and other mineral lease
   rentals and bonuses          271,463   97,562     77,961    93,391
  Food sales                    399,220   169,844    193,291   74,903
                                ________  ________   ________  ________
    Total operating revenue     905,621   495,860    402,404   314,824

Operating expenses:
  Cost of food sales            162,731   104,144    79,309    47,438
  Food operations               220,032   111,512    112,438   53,607
  General and administrative
   expenses                     226,467   121,718    76,262    55,484
                                ________  ________   ________  ________
    Total operating expenses    609,230   337,374    268,009   156,529

    Operating income            296,391   158,486    134,395   158,295

Nonoperating income:
  Investment income             299,553   251,939    157,372   127,865
  Gain on sale of real estate   1,794     32,925     1,794     19,425
  Other                         11,937    58         9,357     14
                                ________  ________   ________  ________
    Total nonoperating income   313,284   284,922    168,523   147,304

    Earnings before income
     taxes                      609,675   443,408    302,918   305,599

Income taxes (note 2)           219,228   173,557    104,407   118,982
                                ________  ________   ________  ________
    Net earnings                390,447   269,851    198,511   186,617

Retained earnings at beginning
 of period                      8,771,546 8,675,962  8,870,024 8,572,281
Deduct cash dividends declared
 of $.25 per share in 1995 and
 $.50 per share in 1994         (93,458)  (186,915)  0         0
                                ________  ________   ________  ________
Retained earnings at end of
 period                       $ 9,068,535 8,758,898  9,068,535 8,758,898

Earnings per share            $ 1.05      .72        .53       .50

Weighted average number of
 shares of common stock
 outstanding                    373,830   373,830    373,830   373,830

See accompanying notes to consolidated financial statements.




                   CENTRAL COAL & COKE CORPORATION

                Consolidated Statements of Cash Flows

               Six months ended June 30, 1995 and 1994
                              (Unaudited)


(amounts in unit dollars)
                                                1995         1994
                                                _________    __________
Cash flows from operating activities:
  Net earnings                                $ 390,447     269,851

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion and depreciation                  12,550      6,789
    Amortization of premiums and
     discounts of securities, net               (170,575)   (51,952)
    Gain on sale of real estate                 (1,794)     (32,925)
    Deferred income taxes                       10,000      20,000
    Gain on sales of equity securities          (21,353)    (25,265)
    Changes in assets and liabilities:
      Accounts receivable                       22,500      22,508
      Accrued interest receivable
       and other assets                         (2,188)     (52,996)
      Deferred oil lease bonus                  155,770     0
      Accounts payable and accrued expenses     13,159      8,975
      Federal and state income taxes            158,165     (9,366)
                                                __________  __________
   Total adjustments                            176,234     (144,232)
   Net cash provided by operating activities    566,681     155,619

Cash flows from investing activities:
  Additions to equipment and leasehold
   improvements                                 (189,807)   (1,217)
  Proceeds from matured/called investment
   debt securities                              6,250,000   4,000,000
  Purchases of investment debt securities       (7,277,265) (3,915,789)
  Proceeds from sale of real estate             1,800       33,500
  Purchases of equity securities                (43,661)    (543,298)
  Proceeds from sales of equity securities      88,688      108,461
                                                __________  __________
   Net cash used in investing activities        (1,170,245) (318,343)

Cash flows from financing activities:
  Payments of dividends                         (93,458)    (186,915)
   Net cash used by financing activities        (93,458)    (186,915)

   Net decrease in cash and cash equivalents    (697,022)   (349,639)

Cash and cash equivalents,
 beginning of period                            1,588,952   1,729,515
Cash and cash equivalents,
 end of period                                $   891,930   1,379,876

See accompanying notes to consolidated financial statements.

                   CENTRAL COAL & COKE CORPORATION

              Notes to Consolidated Financial Statements

                           March 31, 1995


Note (1) Basis of Presentation:

     In the opinion of the Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and the results of operations and cash flows for the three months ended June 30, 1995 and 1994.

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

                                                            (Continued)

                    CENTRAL COAL & COKE CORPORATION

                Notes to Consolidated Financial Statements


     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at June 30, 1995 and December 31, 1994 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
June 30, 1995           cost        gains       losses      value
______________          __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $ 8,370,478   31,336      (340)       8,401,474
  Municipal bonds       40,000      0           0           40,000
                        __________  __________  __________  __________
                      $ 8,410,478   31,336      (340)       8,441,474
Available-for-sale:
  Equity securities   $ 615,191     74,250      (25,009)    673,088

December 31, 1994
_________________
Held-to-maturity:
  U. S. government
   securities         $ 7,172,638   3,309       (900)       7,175,047
Municipal bonds         40,000      400         0           40,400
                        __________  __________  __________  __________
                      $ 7,212,638   3,709       (900)       7,215,447

Available-for-sale:
  Equity securities   $ 638,865     21,526      (53,422)    606,969

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


There was no significant change in the financial condition of the Registrant during the first six months of 1995 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

Revenue from coal royalties was up slightly in the first six months of 1995 over the first six months of 1994 and for the second quarter of 1995 over the second quarter of 1994 due to an increase in production. Revenue from oil and gas royalties was down approximately fourteen percent in the second quarter of 1995 from the second quarter of 1994 due to somewhat lower production and lower gas prices. Revenue from oil and other mineral lease rentals and bonuses was up substantially in the first six months of 1995 over the first six months of 1994 due primarily to three new leases entered into in the first quarter of 1995 generating substantial bonus income in that quarter, including one fairly sizable lease on a portion of the Registrant's Texas property. Also included in revenue from this source during the first six months of 1995 was a substantial rental payment received in the first quarter of 1995 for a lease extension entered into with respect to certain of the Registrant's property in Vernon Parish, Louisiana. Revenue from this source for the second quarter of 1995 was down from the second quarter of 1994 reflecting receipt of less rentals and bonus income during the current quarter.

Revenue from food sales increased substantially in the first six months of 1995 over the first six months of 1994 which results from the operation of Beekman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (hereinafter "Beekman's") which is the successor by statutory merger to a wholly-owned subsidiary of the Registrant which carried on this business activity in 1994. Only one fast food bagel and delicatessen facility was in operation in early 1994 (that being the one in Athens, Ohio), and the second facility located in Columbus, Ohio, was not opened until the third quarter of 1994, thus accounting for the increased revenue reflected in the 1995 periods when both facilities were fully operational.

Revenue from investment income was higher in the first six months of 1995 over the first six months of 1994 and in the second quarter of 1995 compared to the second quarter of 1994 due to the overall rate of return on investments being higher in the current periods and a somewhat greater amount of funds being invested in the current periods than in the earlier periods under comparison. There was significantly more income from gain on sale of real estate during the first six months of 1994 over the first six months of 1995 and also in the second quarter of 1994 over the second quarter of 1995 due to more gain on occasional nonrecurring sales of real estate in the 1994 periods. However, other revenue was significantly higher both in the first six months of 1995 over the first six months of 1994 and in the second quarter of 1995 over the second quarter of 1994 due to revenue from a timber sale in May of 1995.

Included in operating expenses for the first six months of 1995 and the first six months of 1994 are cost of food sales and food operations. Both occur in connection with the fast food bagel and delicatessen business now being conducted by Beekman's as discussed above. The primary reason for the increased amount of expenditures in these categories in the first six months of 1995 over the first six months of 1994, and the second quarter of 1995 over the second quarter of 1994 is the same as explained above in connection with revenue from this operation, that during the 1994 periods there was only one facility in operation while two facilities were in operation during the current periods under comparison. Also contributing to the increased operating expenses in the current periods were increased payments to outside service providers in connection with the bagel and delicatessen business.

Income taxes were materially higher for the first six months of 1995 over the first six months of 1994 as a result of increased earnings before income taxes.

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

Net cash provided by operating activities was up substantially in the first six months of 1995 over the first six months of 1994. A contributing factor to this increase was the receipt of certain deferred oil lease bonuses and rentals in the first quarter of 1995 but which were deferred and recognized as income over the related future periods for income purposes.

Regarding capital commitments, in addition to the two locations of the fast food bagel and delicatessen business currently being operated by Beekman's, negotiations were concluded during the second quarter of 1995 for a third facility to be located in State College, Pennsylvania. The capital commitment of the Registrant in connection with the first two facilities was approximately $220,000 in aggregate through the end of 1994. The aggregate capital commitment in connection with the proposed facility at State College, Pennsylvania could be approximately $200,000, of which approximately $175,000 had been expended through June 30, 1995. Other than these capital expenditures, the Registrant has no specific commitments for material capital expenditures at the present time. However, the Registrant continues to actively review other business opportunities which would result in a more productive deployment of its assets and ultimately increase earnings. As reflected in the accompanying financial statements and discussed above, aggressive pursuit of the development of increased royalty and rental and bonus income from oil and gas properties has already resulted in increased revenue in 1995. Management plans to continue to aggressively pursue development of such income from its real property and mineral interests.

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

Item 4.   Submission of Matters to a Vote of Security Holders - Attached

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Information regarding matters submitted to a vote of security holders during the second quarter of 1995, is submitted as follows:

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


                                   Date: August 14, 1995

                                     By: Gary J. Pennington
                                            (Signature)

                                         Gary J. Pennington,
                                        Assistant Secretary-
                                     General Manager, Principal
                                   Financial and Accounting Officer



                                   Date: August 14, 1995

                                     By: Leonard L. Noah
                                           (Signature)

                                         Leonard L. Noah,
                                     Vice President, Treasurer