Form 10-Q
period 1995-09-30
CENTRAL COAL & COKE CORP
filed 1995-11-15
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended September 30, 1995


                       Commission File No. 0-1392


            Central Coal & Coke Corporation and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105



                            Phone:  816-842-2430



              Common stock outstanding as of September 30, 1995
                      $1 par value; 373,830 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

                    CENTRAL COAL & COKE CORPORATION

                           Table of Contents


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - September 30, 1995 and
             December 31, 1994

           Consolidated Statements of Earnings and Retained Earnings
             -Nine and three months ended September 30, 1995 and 1994

           Consolidated Statements of Cash Flows - Nine months ended September 30, 1995 and 1994

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

SIGNATURES


                    PART I - FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

                   CENTRAL COAL & COKE CORPORATION

                     Consolidated Balance Sheets

                 September 30, 1995 and December 31, 1994
                             (Unaudited)

(amounts in unit dollars)
ASSETS                                          1995         1994
                                                _________    __________
Current assets:
  Cash and cash equivalents                   $ 1,098,699    1,588,952
  Accounts receivable                           0            22,500
  Securities maturing within one year,
   at amortized cost (note 3):
    Municipal bonds                             40,000       40,000
    U. S. government securities                 8,405,450    6,172,887
                                                __________   __________
                                                8,445,450    6,212,887

  Accrued interest receivable                   27,241       49,283
  Other                                         53,143       34,131
                                                __________   ___________
Total current assets                            9,624,533    7,907,753

Securities maturing beyond one year,
 at amortized cost (note 3):
  U. S. government and government
   agency securities                            0            999,751

Equity securities, at fair value (note 3)       626,615      606,969

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                 1,602,882    1,602,882
  Mineral rights                                39,988       39,988
  Surface land                                  29,333       29,894
  Equipment and leasehold improvements          365,838      144,327
                                                __________   __________
                                                2,038,041    1,817,091
  Less accumulated depletion and depreciation   614,119      591,048
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements      1,423,922    1,226,043

Deferred income taxes                           0            1,164
                                                __________   __________
                                              $ 11,675,070   10,741,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Deferred oil lease bonus                    $ 77,885       0
  Accounts payable and accrued expenses         50,031       17,321
  Federal and state income taxes                250,002      39,715
  Dividend Payable                              598,128      0
                                                __________   __________
Total current liabilities                       976,046      57,036

Deferred income taxes                           52,801       0
Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares        376,688      376,688
  Additional capital                            1,631,200    1,631,200
  Retained earnings                             8,651,478    8,771,546
                                                __________   __________
                                                10,659,366   10,779,434
  Less cost of 2,858 shares in treasury         (74,058)     (74,058)
  Net unrealized appreciation (depreciation)
   of investments available for sale, net of
   deferred taxes of $32,801 and $(11,164) at
   September 30, 1995 and December 31, 1994     60,915       (20,732)
                                                __________   __________
Total stockholders' equity                      10,646,223   10,684,644
                                                __________   __________
                                              $ 11,675,070   10,741,680

See accompanying notes to consolidated financial statements.




                    CENTRAL COAL & COKE CORPORATION

       Consolidated Statements of Earnings and Retained Earnings

             Nine months ended September 30, 1995 and 1994 and
              Three months ended September 30, 1995 and 1994
                              (Unaudited)


(amounts in unit dollars)
                                   Nine months         Three months
                               ended September 30,   ended September 30,
                                1995      1994       1995      1994
                                ________  ________   ________  ________
Operating revenue:
  Coal royalties              $ 55,700    49,811     25,315    25,511
  Oil and gas royalties         341,459   353,058    136,906   148,904
  Oil and other lease
   rentals and bonuses          359,835   101,063    88,372    3,501
  Food sales                    597,760   232,955    198,540   63,111
                                ________  ________   ________  ________
    Total operating revenue     1,354,754 736,887    449,133   241,027

Operating expenses:
  Cost of food sales            243,586   143,080    80,855    38,936
  Food operations               357,224   173,181    137,192   61,699
  General and administrative
   expenses                     371,074   183,540    144,607   61,822
                                ________  ________   ________  ________
    Total operating expenses    971,884   499,801    362,654   162,427

    Operating income            382,870   237,086    86,479    78,600

Nonoperating income:
  Investment income             454,356   362,515    154,803   110,576
  Gain on sale of real estate   55,682    32,925     53,888    0
  Other                         12,022    71         85        13
                                ________  ________   ________  ________
    Total nonoperating income   522,060   395,511    208,776   110,589

    Earnings before income
     taxes                      904,930   632,597    295,255   189,189

Income taxes (note 2)           333,412   257,149    114,184   83,592
                                ________  ________   ________  ________
    Net earnings                571,518   375,448    181,071   105,597

Retained earnings at beginning
 of period                      8,771,546 8,675,962  9,068,535 8,758,898
Deduct cash dividends declared
 of $1.85 per share in 1995 and
 $.50 per share in 1994         (691,586) (186,915)  (598,128) 0
                                ________  ________   _________ _________
Retained earnings at end of
 period                       $ 8,651,478 8,864,495  8,651,478 8,864,495

Earnings per share            $ 1.53      1.00       .48       .28

Weighted average number of
 shares of common stock
 outstanding                    373,830   373,830    373,830   373,830

See accompanying notes to consolidated financial statements.




                   CENTRAL COAL & COKE CORPORATION

                Consolidated Statements of Cash Flows

               Nine months ended September 30, 1995 and 1994
                              (Unaudited)


(amounts in unit dollars)
                                                1995         1994
                                                _________    __________
Cash flows from operating activities:
  Net earnings                                $ 571,518      375,448

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion and depreciation                  24,505       12,105
    Amortization of premiums and
     discounts of securities, net               (302,005)    (90,846)
    Deferred income taxes                       10,000       30,000
    Gain on sale of real estate                 (55,682)     (32,925)
    Gain on sale of equity securities           (26,307)     (27,253)
    Changes in assets and liabilities:
      Accounts receivable                       22,500       22,508
      Accrued interest receivable
       and other assets                         1,596        (13,689)
      Deferred oil lease bonus                  77,885       0
      Accounts payable and accrued expenses     32,710       23,701
      Federal and state income taxes            210,287      (60,032)
                                                __________   __________
   Total adjustments                            (4,511)      (136,431)
   Net cash provided by operating activities    567,007      239,017

Cash flows from investing activities:
  Additions to equipment                        (221,511)    (53,083)
  Proceeds from matured/called investment
   debt securities                              13,250,000   8,250,000
  Purchases of investment debt securities       (14,180,807) (7,840,322)
  Proceeds from sale of real estate             56,243       33,500
  Purchases of equity securities                (51,546)     (589,353)
  Proceeds from sales of equity
   securities                                   183,819      192,886
                                                __________  __________
   Net cash used in investing activities        (963,802)    (6,372)

Cash flows from financing activities:
  Dividends paid                                (93,458)     (186,915)
   Net cash  used by financing activities       (93,458)     (186,915)

   Net increase (decrease) in cash
      and cash equivalents                      (490,253)    45,730

Cash and cash equivalents,
 beginning of period                            1,588,952    1,729,515
Cash and cash equivalents,
 end of period                                $ 1,098,699    1,775,245

See accompanying notes to consolidated financial statements.

                   CENTRAL COAL & COKE CORPORATION

              Notes to Consolidated Financial Statements

                         September 30, 1995


Note (1) Basis of Presentation:

     In the opinion of the Central Coal & Coke Corporation (the
Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the periods ended
September 30, 1995 and 1994.

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

                                                            (Continued)

                    CENTRAL COAL & COKE CORPORATION

                Notes to Consolidated Financial Statements


     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at September 30, 1995 and December 31, 1994 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
September 30, 1995      cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $ 8,405,450   18,213      (3,699)     8,419,964
  Municipal bonds       40,000      0           0           40,000
                        __________  __________  __________  __________
                      $ 8,445,450   18,213      (3,699)     8,459,964
Available-for-sale:
  Equity securities   $ 532,899     118,287     (24,571)    626,615

December 31, 1994
_________________
Held-to-maturity:
  U. S. government
   securities         $ 7,172,638   3,309       (900)       7,175,047
Municipal bonds         40,000      400         0           40,400
                        __________  __________  __________  __________
                      $ 7,212,638   3,709       (900)       7,215,447

Available-for-sale:
  Equity securities   $ 638,865     21,526      (53,422)    606,969

Note (4) Dividends:

     During the quarter ended September 30, 1995 the Company's Board of Directors declared a $1.60 dividend per share which is payable
November 1, 1995.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


There was no significant change in the financial condition of the Registrant during the first nine months of 1995 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

Revenue from coal royalties was up slightly in the first nine months of 1995 over the first nine months of 1994 due to an increase in production. Revenue from oil and gas royalties was down somewhat in the first nine months of 1995 from the first nine months of 1994 and also down in the third quarter of 1995 from the third quarter of 1994. The decreases in both periods were due to lower gas prices and slightly lower production. Revenue from oil and other lease rentals and bonuses was up substantially in the first nine months of 1995 over the first nine months of 1994 due primarily to three new leases entered into in the first quarter of 1995 generating substantial bonus income in that quarter, including one fairly sizable lease on a portion of the Registrant's Texas property. Also included in revenue from this source during the first nine months of 1995 was a substantial rental payment received in the first quarter of 1995 for a lease extension entered into with respect to certain of the Registrant's property in Vernon Parish, Louisiana. Revenue from this source was up substantially in the third quarter of 1995 over the third quarter of 1994 due to a bonus payment on a lease extension entered into during the quarter and also receipt of a quarterly installment of a bonus payment on the Texas lease referred to above.

Revenue from food sales increased substantially in the first nine months of 1995 over the first nine months of 1994 and also in the third quarter of 1995 over the third quarter of 1994. These increases resulted from the operation of Beekman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (hereinafter "Beekman's") which is the successor by statutory merger to a wholly-owned subsidiary of the Registrant which carried on this business activity in 1994.
Only one fast food bagel and delicatessen facility was in operation in early 1994 (that being the one in Athens, Ohio), with a second facility (located in Columbus, Ohio) being opened in the third quarter of 1994, and a third facility (that being located in State College, Pennsylvania) opening in the third quarter of 1995. The increased number of facilities in operation primarily accounts for the increased revenue in the current periods, from the earlier periods under comparison, with a slight increase in sales volume of existing facilities.

Revenue from investment income was higher in the first nine months of 1995 over the first nine months of 1994, and in the third quarter of 1995 compared to the third quarter of 1994 due to the overall rate of return on investments being higher in the current periods and a somewhat greater amount of funds being invested in the current periods than in the earlier periods under comparison. There was significantly more income from gain on sale of real estate during the first nine months of 1995 over the first nine months of 1994 and also in the third quarter of 1995 over the third quarter of 1994 due to more gain on occasional nonrecurring sales of real estate in the current periods. Other revenue was significantly higher in the first nine months of 1995 over the first nine months of 1994 due to revenue from a timber sale in the second quarter of 1995.

Included in operating expenses for the first nine months of 1995 and the first nine months of 1994 are cost of food sales and food operations. Both occur in connection with the fast food bagel and delicatessen business now being conducted by Beekman's as discussed above. The primary reason for the substantially increased amount of expenditures in these categories in the first nine months of 1995 over the first nine months of 1994, and the third quarter of 1995 over the third quarter of 1994 is the same as explained above in connection with revenue from this operation, that during the 1994 periods there was only one facility in operation while two facilities were in operation during all of 1995, and a third facility was opened in the third quarter of 1995. Also contributing to the increased operating expenses in the current periods were increased payments to outside service providers in connection with the bagel and delicatessen business.

Income taxes were materially higher for the first nine months of 1995 over the first nine months of 1994 as a result of increased earnings before income taxes.

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

Net cash provided by operating activities was up substantially in the first nine months of 1995 over the first nine months of 1994. A contributing factor to this increase was the receipt of certain deferred oil lease bonuses and rentals in the first quarter of 1995 but which were deferred and recognized as income over the related future periods for income purposes.

The Board of Directors declared an extraordinary dividend of $1.60 per share payable on November 1, 1995 to stockholders of on record October 16, 1995.

Concerning capital commitments, as reported last quarter, in addition to the two locations of the fast food bagel and delicatessen business then being operated by Beekman's, negotiations were concluded during the second quarter of 1995 for a third facility located in State College, Pennsylvania and that facility commenced operations during the third quarter of 1995. The capital commitment of the Registrant in connection with the first two facilities was approximately $220,000 in aggregate through the end of 1994. The aggregate capital commitment in connection with the facility at State
College, Pennsylvania will total approximately $200,000. Other than these capital expenditures, the Registrant has no specific commitments for material capital expenditures at the present time. Expansion in the number of facilities of the fast food bagel and delicatessen business are planned, but specific locations have not as yet been determined. In addition to the expansion of the fast food bagel and delicatessen business, the Registrant continues to actively review other business opportunities which would result in a more productive deployment of its assets and ultimately increase earnings. As reflected in the accompanying financial statements and discussed above, aggressive pursuit of the development of increased royalty and rental and bonus income from oil and gas properties has already resulted in increased revenue in 1995. Management plans to continue to aggressively pursue development of such income from its real property and mineral interests.

                     PART II - OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

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


                                   Date: November 15, 1995

                                     By: Gary J. Pennington
                                            (Signature)

                                         Gary J. Pennington,
                                        Assistant Secretary-
                                     General Manager, Principal
                                   Financial and Accounting Officer



                                   Date: November 15, 1995

                                     By: Leonard L. Noah
                                           (Signature)

                                         Leonard L. Noah,
                                     Vice President, Treasurer