Form 10-K405
period 1995-12-31
CENTRAL COAL & COKE CORP
filed 1996-03-29
CIK 18605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                             __________________


                                  FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Fiscal Year Ended December 31, 1995


                         Commission File No. 0-1392

                       CENTRAL COAL & COKE CORPORATION
            (Exact name of registrant as specified in its charter)

    Delaware                                                     44-0195290
__________________                                       __________________
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification No.)

127 West 10th Street, Suite 666, Kansas City, Missouri                64105
______________________________________________________                _____
(Address of Principal Executive Offices)                         (Zip Code)

 Registrant's telephone number, including area code:   816/842-2430
                                                       ____________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                        WHICH REGISTERED
___________________                                ________________________
          None                                             None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                       Common stock ($1 par value)
                       ___________________________
                            (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes [ X ]
No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (182,031 shares), as of February 9, 1996 was $5,551,945.50.

The number of shares outstanding of the issuer's only class of common stock as of December 31, 1995, is as follows:

             Common Stock ($1.00 Par Value) . . . . . . 373,830
       (This figure does not include 2,858 shares of treasury stock)

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to security holders for fiscal year ended December 31, 1995, captioned "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Market for Registrant's Common Equity and Related Stockholder Matters." (Part II)

     Definitive Proxy Statement furnished to security holders and the Securities and Exchange Commission on March 21, 1996, relative to the Annual Meeting of Stockholders to be held on April 17, 1996. (Part III)


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                  PART I

ITEM 1.  BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS. During the year 1993, the registrant formed a new wholly-owned subsidiary corporation which was authorized to become involved in a newly created fast food bagel and delicatessen business located in Athens, Ohio, near the campus of Ohio University. The business commenced operation during the fourth quarter of 1993. A second facility located in Columbus, Ohio, near the campus of Ohio State University, opened during the third quarter of 1994. The registrant had invested approximately $220,000 in the aggregate in this operation as of December 31, 1994. As of December 31, 1994, the subsidiary was merged with and into Beekman's Deli Systems, Limited Liability Company, an Ohio limited liability company in which the registrant is a majority member and a wholly-owned subsidiary of the registrant is the only other member, and this business segment is now being conducted by the limited liability company. A third facility was opened in State College, Pennsylvania in the third quarter of 1995, and a lease was signed on a new facility located in an area of San Diego, California known as Pacific Beach early in 1996. If the venture continues to progress satisfactorily, it is anticipated that it will be expanded into other locations, with at least three additional facilities to be added in 1996. Other than the expansion of that venture, since the beginning of the fiscal year there have been no material changes or developments in the business done or intended to be done by registrant. However, as described more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations described in Item 7 of this report, management continues to investigate other activities involving deployment of registrant's assets in an effort to increase earnings. Since the beginning of the fiscal year, there have been no bankruptcy, receivership or similar proceedings with respect to the registrant; there has been no material reclassification, merger or consolidation of the registrant; there has been no acquisition or disposition of any material amount of assets otherwise than in the ordinary course of business; and there has been no material change in the mode of conducting the business of the registrant.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. During the year 1995, the registrant had two reportable segments which are identified as the Energy Business Segment and the Retail Food Business Segment. See footnote 10 to the accompanying consolidated financial statements for more detail as to these separate Business Segments and financial information with respect thereto. There were no separate segments of the registrant prior to 1993.

     (c) NARRATIVE DESCRIPTION OF BUSINESS. One business activity of the registrant consists of the management of its interests in real properties and as discussed above is now identified as the Energy Business Segment. Such real property interests have been held and managed by registrant for lease to others for exploration for and the extraction of coal and oil and gas and for surface use. From time to time sales of portions of such properties have been made. During 1994 the registrant sold forty (40) acres of surface land located in Macon County, Missouri and the timber rights on some adjoining property which generated a gain of approximately $33,000, and in 1995 sold approximately 4.41 additional acres of surface land in that county generating a gain of $2,141.58 and 40 additional acres of timber rights were sold for $8,900. In 1993 the registrant sold certain real property in Sebastian County, Arkansas, which generated a gain of $211,560, and in 1995 sold an additional 103 acres of surface land in that county for a gain of $56,768. The properties owned at the end of the fiscal year are described in Item 2. As described more fully in Item 1(a) above, a subsidiary of the registrant began operation in late 1993 of a fast food bagel and delicatessen business located in Athens, Ohio, and opened an additional facility in Columbus, Ohio in 1994, and State College, Pennsylvania in 1995. Additionally, the registrant continues to examine and evaluate the deployment of its assets and owned and operated enterprises as described above. During the last four years, the registrant reviewed at least five possible new business opportunities in addition to the fast food bagel and delicatessen business described above, resulting in a formal bid for one company which was not accepted, rejected another opportunity as not suitable, and another such opportunity reviewed was taken off the market. Also, during 1993 the registrant commenced a voluntary program of reforestation on reclaimed open pit coal mining property located in Arkansas and Oklahoma. The program was not federally or state mandated, however the registrant may voluntarily decide to undertake additional reforestation on its properties in the future.

     Another business activity of registrant consists of the ownership and management of its investment portfolio of marketable securities and United States government obligations.

     Other than as described above, the registrant produces no products nor renders any services; however, oil, gas, and coal are extracted by lessees from properties owned by the registrant as more fully explained in Item 2.

     Other than the fast food bagel and delicatessen business described above, there have been no new products nor industry segments requiring the investment of a material amount of assets of the registrant, and there have been no public announcements nor has information otherwise become public involving any such new products or industry segments.

     Raw materials are not essential to registrant's businesses.

     There are no patents, trademarks, licenses, franchises and concessions held by registrant, other than a pending U.S. Service Mark Application for registration of the service mark "BEEKMAN'S BAGEL" in connection with the fast food bagel and delicatessen business described above.

     No business of any industry segment of the registrant is or may be seasonal.

     The registrant has no significant practices relating to working capital since it carries no significant amount of inventory and does not provide extended payment terms to customers.

     Bethlehem Steel Corporation was the lessee under a coal lease from registrant for a term of 40 years commencing in June, 1969, providing for minimum royalties of $50,000 annually for each of the first three years and $90,000 annually for the next 36 years, together with provisions for royalties of 22-1/2 cents per ton of coal mined and shipped against which the minimum royalties are to be applied. On October 1, 1984, this lease was amended to increase the royalty to the greater of $1.00 per ton or 3% of the F.O.B. mine selling price for all coal paid for by actual royalty or minimum royalty after that date, and Bethlehem assigned the lease to another. A portion of the leased property was subsequently subleased to another party, but Bethlehem continues to guarantee the total royalty payment. A small amount of mining has been done on the lease. The loss of the revenues from this lease would result in a material diminution in the income of registrant, but the registrant has no reason to believe that the lessee has either the legal right or intention to cease making the required payments thereunder.


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

      Except as discussed above, there are no customers to which sales are made in an amount which equals ten percent or more of the registrant's consolidated revenue.

     Registrant's businesses do not have any backlog of unfilled orders.

     No material portions of the businesses of registrant may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

     There are no competitive conditions in the businesses in the registrant's Energy Business Segment which have a material impact on its operations. As to the Retail Food Business Segment, competition is vigorous in all markets as a part of the retail fast food industry, but it is too early in the development of this business segment to be able to evaluate any material impact on its operations.

     Registrant spent no money during any of the last three fiscal years on material company-sponsored research and development activities as determined in accordance with generally accepted accounting principles. In addition, registrant spent no money during such years on material customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

     Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have no material effect upon the capital expenditures, earnings and competitive position of the registrant. There are no material estimated capital expenditures for environmental control facilities for the remainder of the current fiscal year and the succeeding fiscal year or for any further periods which the registrant deems material.

     The total number of persons employed by the registrant itself, as of the end of the fiscal year, was 4. The fast food bagel and delicatessen business described in Item 1(a) above employs approximately 85 people in all locations in the aggregate.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The registrant does not engage in operations in foreign countries, nor are portions of sales or revenues derived from customers in foreign countries.

ITEM 2.  PROPERTIES

     (a) The principal physical properties of the registrant are whole or partial interests in approximately 64,000 acres of real property located in Arkansas, Louisiana, Texas, Kansas, Oklahoma and Missouri. Its mineral reservation under the Sam Houston National Forest in Texas on an additional 76,000 acres expired on January 1, 1985, but was extended for a five-year period on about 6,280 acres with producing wells, which period expired January 1, 1990. Another 640 of these acres were lost on January 1, 1990, and an additional 1,623 of these acres were lost on January 1, 1995, leaving the registrant's rights in 4,017 remaining acres, now to expire January 1, 2000, unless extended. In later parts of this Item 2 references are made to the ownership of "minerals." The registrant is the owner of all or part of the subsurface minerals on large portions of the properties involved, but the only minerals of primary interest to the registrant are coal, oil and gas.

       (1)  REAL PROPERTY INTERESTS IN THE STATE OF ARKANSAS.

          The registrant is the owner of approximately 1,708 acres in fee simple, of minerals underlying approximately 16,404 additional acres, and of a number of town lots in three small towns, all in Sebastian County, Arkansas, having sold approximately 103 acres of surface in 1995.

          Mineral interests underlying approximately 13,600 acres are under a coal lease to the assignee of Bethlehem Steel Corporation under the coal lease described in Item l(c). An additional 48 acres of the registrant's Arkansas properties are currently being leased under coal leases. Another 586 acres were leased in 1993 under two separate oil and gas leases (both to the same lessee) for 5-year terms. As yet there is no production under either of these new leases.

          Of the 13,600 acres currently under a coal lease to the assignee of Bethlehem Steel Corporation as described in the preceding paragraph, 10,537.23 acres were leased to C.D. Exploration, Inc. in 1995 under an Oil & Gas Lease for a term of five years, for which the lessee paid a bonus of approximately $105,000. An additional 414 acres were leased in 1994 under three separate oil and gas leases (two to the same lessee), one for a three year term and the other two for five year terms. As yet there is no production under any of these leases. In addition, registrant has fractional royalty interests in 8 small producing gas wells which are on a 5,354 acre tract of which registrant owns 1,044 acres.

       (2)  REAL PROPERTY INTERESTS IN THE STATE OF TEXAS.

          The registrant was the owner of practically all of the mineral interests in approximately 90,551 acres located in the Texas counties of San Jacinto, Walker and Montgomery, of which approximately 82,674 acres were under a reservation (in a deed of December, 1935) which covered all oil, gas, sulphur and other minerals on, in, under or that may be produced from the lands for a period commencing with the date of the deed and ending on January 1, 1985, and provided further that if on said latter date minerals were being produced in paying quantities then the reservation would be extended for a five-year period as to an area of one square mile of which the well is the center and for subsequent extensions for additional five-year periods so long as paying operations are being conducted on the premises. The right to prospect for and mine and remove minerals was further limited by various requirements of the United States. As described in Item 2(a) above, this reservation expired on January 1, 1985, and the wells then producing on such properties permitted the registrant to retain until January 1, 1990, about 6,280 acres in the Mercy Field, West Mercy Field and Moroil Field, and as of January 1, 1995, the registrant continues to retain 4,017 of such acres, while production continues. The reservation is extended for an additional five-year term ending January 1, 2000, at the end of which this acreage will be lost if there is no production then continuing.

          The registrant's mineral interests in its remaining acreages in Texas are reservations of perpetual mineral rights. In the case of approximately 7,600 acres, one-thirty-second of the minerals are vested in the owner of the surface of said properties but with the right in the registrant to make all leases on the acreage and to keep all bonuses and rentals received under such leases. In January, 1995, 7,788.55 acres of these mineral interests were leased under one oil and gas lease for a term of three years with one option to renew for an additional two years. The lessee paid a bonus of approximately $311,000 in connection with this lease. As yet there is no production under this lease.

       (3)  REAL PROPERTY INTERESTS IN THE STATE OF LOUISIANA.

          In January, 1967, the registrant sold approximately 35,000 acres of Louisiana real property reserving mineral servitudes thereon. Under Louisiana law the ownership of mineral servitudes not exercised through production or drilling to a depth at which production reasonably can be expected to be found expires by liberative prescription after a period of such nonuser of ten years. No production or drilling occurred on approximately 14,000 of the acres sold in 1967 within the ten-year period and, hence, the registrant's ownership of the mineral servitudes under such approximately 14,000 acres was extinguished as of January 26, 1977. During 1978, the registrant's ownership of the mineral servitudes under 1,243 additional acres was extinguished because production had been exhausted for ten years. Mineral servitudes under the remaining acres sold in 1967 have been extended by drilling or production for various periods expiring after January 26, 1977. The registrant's rights to approximately 8,530 additional acres of these servitudes expired during 1994.

          In the Hurricane Creek Field, Beauregard Parish, Louisiana, 880 acres are held by production which commenced in 1947. The leases of the registrant in the Hurricane Creek Field provide for one-eighth gross royalties except as to 160 acres for which the gross royalty is one-fourth. In 1964, a Unitization Agreement covering one producing sand was executed by various interested parties in the Hurricane Creek Field so as to permit a secondary recovery program, and a second Unitization Agreement was executed in March, 1994.

          In the Clear Creek Field, Beauregard Parish, Louisiana, approximately 600 acres were held under oil and gas leases by production which commenced in 1955 and were terminated during 1991. The registrant's interest in this 600 acres will continue for 10 years from this date pursuant to the Louisiana law concerning mineral servitudes as described above. In addition, approximately 400 additional acres in Beauregard Parish, Louisiana, are held under production pursuant to a lease, the original term of which expired many years ago but which continues by production.

          The registrant leased approximately 9339 acres of its real property in Vernon Parish, Louisiana, for a term of four years, pursuant to the exercise of a geo-option made in early 1991. This lease was extended for an additional year in 1995. As yet there is no production under this lease, but currently a well is being drilled.


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

        (4)  REAL PROPERTY INTERESTS IN OKLAHOMA AND KANSAS.

          The registrant is the owner of interests in real property in three counties in eastern Oklahoma and three counties in southeast Kansas, which ownership consists of approximately 1,430 acres in fee simple, and approximately 13,511 additional acres of underlying minerals. A substantial part of such 13,511 acres of mineral ownership is described in the conveyances or reservations giving rise to such ownership as "coal" or "coal and asphaltic minerals."

          The registrant in the past has also rented the surface of portions of its lands in Kansas and Oklahoma, largely for agricultural purposes, under leases of not to exceed one year.

       (5)  REAL PROPERTY INTERESTS IN THE STATE OF MISSOURI.

          In Randolph and Macon Counties, Missouri, the registrant is the owner of approximately 380 acres in fee simple (having sold 4 acres of surface land in 1995) and of the minerals underlying 5,837 acres. Substantially all of the mineral ownership is described in the conveyances from which it arose as "coal" or "coal and other minerals." The properties involved were acquired by predecessor companies for the principal purpose of mining coal therefrom, and extensive mining was conducted thereon by the predecessors.

          The registrant has rented the surface of portions of its lands in Missouri, largely for agricultural purposes, under leases of not to exceed one year.

     (b) The registrant does not participate in any oil and gas operations. However, the registrant is the owner of certain properties (fully described above in this Item), part of which are leased to outside interests for the production of oil and gas. The registrant receives bonuses, rentals and royalties for the use of the land and mineral interests leased by it.

       (6)  RETAIL FOOD BUSINESS SEGMENT LEASES.

          The operations of the fast food bagel and delicatessen facilities constituting the Retail Food Business Segment are carried out from premises leased at the locations specified in Item 1(a) above. The financial commitments for those leases are described in Note 7 to the accompanying financial statements.

ITEM 3.  LEGAL PROCEEDINGS

     (a) There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant is a party or of which any of its property is the subject. There are no material proceedings to which any director, officer of affiliate of the registrant, any owner of record or beneficially of more than five percent of any class of voting securities of the registrant, or any associate of any such director, officer or security holder is a party adverse to the registrant or has a material interest adverse to the registrant. Further, there are no administrative or judicial proceedings involving the registrant arising under any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

     (b) There were no such material legal proceedings which were terminated during the fourth quarter of the fiscal year covered by this report.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.



                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information required by this item is set forth on the inside back cover of the Annual Report as of December 31, 1995, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is set forth under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" in the Annual Report as of December 31, 1995, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS" in the Annual Report as of December 31, 1995, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required by this item are as follows:

     Consolidated Balance Sheets as of December 31, 1995 and 1994;

     Consolidated Statements of Earnings - Years ended December 31, 1995, 1994 and 1993;

     Consolidated Statement of Stockholders' Equity - Years ended December 31, 1995, 1994 and 1993.

     Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993;

     Notes to Consolidated Financial Statements


These financial statements are filed as a part of this report, beginning on page 23 hereof, and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) The only independent accountant who was engaged during the registrant's two most recent fiscal years or any subsequent interim period as the principal accountant to audit the registrant's financial statements has not resigned (nor indicated it has declined to stand for re-election after the completion of the current audit) nor was dismissed.

     (b) No new independent accountant has been engaged as the principal accountant to audit the registrant's financial statements during the registrant's two most recent fiscal years or any subsequent interim period.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth on pages 2 and 3 of registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934, under the caption "ELECTION OF DIRECTORS", which portion of said definitive proxy statement is incorporated herein by this reference.

     No disclosure is being made herein of reporting person delinquencies in response to Item 405 of Securities and Exchange Commission regulation S-K, and the registrant, at the time of filing of this FORM 10-K, has reviewed the information necessary to ascertain, and has determined that,
Item 405 disclosure is not expected to be contained in this Part III of FORM 10-K or incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth on pages 2 and 3 of registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934, under the caption "ELECTION OF DIRECTORS", which portion of said definitive proxy statement is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth on pages 1, 2 and 3 of registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934, under the captions "VOTING SECURITIES OUTSTANDING AND VOTING RIGHTS" and "ELECTION OF DIRECTORS", which portions of said definitive proxy statement are incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth on pages 2 and 3 of registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934, under the caption "ELECTION OF DIRECTORS," which portion of said definitive proxy statement is incorporated herein by this reference.


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

     1.   Independent Auditors' Report

     2.   Consolidated Financial Statements:

             Consolidated Balance Sheets as of December 31, 1995 and 1994

             Consolidated Statements of Earnings - Years ended December 31, 1995, 1994 and 1993

             Consolidated Statements of Stockholders' Equity - Years ended December 31, 1995, 1994 and 1993

             Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

             Notes to Consolidated Financial Statements

     3.   Consolidated Financial Statement Schedules:

          All schedules are omitted as none are currently required.

     4.   Exhibits:

          (3) (i) Certificate of Incorporation (including all amendments to date) is incorporated herein by reference to Exhibit (3) to the Annual Report on Form 10-K for the registrant for the fiscal year ended December 31, 1989.
          (ii) Bylaws (including all amendments to date) are incorporated herein by reference to Exhibit 3(ii) to the Annual Report on Form 10-K for the registrant for the fiscal year ended December 31, 1993.

          (10) Material Contracts:

          (iii)(A) Central Coal & Coke Corporation's Directors Non-Qualified Stock Option Plan is incorporated herein by reference to Exhibit (10)(iii)(A) to the Annual Report on Form 10-K for the registrant for the fiscal year ended December 31, 1994. This Plan was approved by the registrant's stockholders at the Annual Meeting held April 19, 1995, and is discussed in the Definitive Proxy

          Statement for that meeting previously filed with the Commission and in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 1996 previously filed with the Commission.

          (13) Portions of the Annual Report to security holders for year ended December 31, 1995 captioned "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Market for Registrant's Common Equity and Related Stockholder Matters."

          (21)  Subsidiaries of the registrant

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                 SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTRAL COAL & COKE CORPORATION
                                     _______________________________
                                                Registrant

                                     By    /s/ Beekman Winthrop
                                         ________________________________
                                         Beekman Winthrop, President

Date:  March  21 , 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By    /s/ Beekman Winthrop
                                         ________________________________
                                         Beekman Winthrop, President
                                         Principal Executive Officer
Date: March  21 , 1996


                                           /s/ Gary Pennington
                                         ________________________________
                                         Gary J. Pennington
                                         General Manager, Principal
                                         Financial Officer, and
Date: March  21 , 1996                   Principal Accounting Officer


                                     By    /s/ Leonard Noah
                                         ________________________________
                                         Leonard Noah, Director
Date: March  21 , 1965


                                     By    /s/ Beekman Winthrop
                                         ________________________________
                                         Beekman Winthrop, Director
Date: March  21 , 1996


                                     By    /s/ Ernest N. Yarnevich, Jr.
                                         ________________________________
                                         Ernest N. Yarnevich, Jr., Director

               CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                            KANSAS CITY, MISSOURI


                  Index to Consolidated Financial Statements

Independent Auditors' Report

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1995 and 1994

    Consolidated Statements of Earnings - years ended December 31, 1995,
       1994 and 1993

    Consolidated Statements of Stockholders' Equity - years ended December
       31, 1995, 1994 and 1993

    Consolidated Statements of Cash Flows - years ended December 31, 1995,
       1994 and 1993

    Notes to Consolidated Financial Statements

                        INDEPENDENT AUDITORS' REPORT

                                               KPMG Peat Marwick, LLP
                                               1000 Walnut, Suite 1600
                                               P.O. Box 13127
                                               Kansas City, MO  64199


The Board of Directors
Central Coal & Coke Corporation
     and Subsidiaries:


We have audited the consolidated financial statements of Central Coal & Coke Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Coal & Coke Corporation and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 1, the Company changed its method of accounting for investment securities in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and changed its method of accounting for income taxes in 1993 to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                              KPMG Peat Marwick, LLP

Kansas City, Missouri
January 19, 1996


               CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                            KANSAS CITY, MISSOURI

                        Consolidated Balance Sheets

                         December 31, 1995 and 1994

(amounts in unit dollars)
ASSETS                                          1995         1994
                                                _________    __________
Current assets:
  Cash and cash equivalents                   $ 755,422      1,588,952
  Accounts receivable                           22,500       22,500
  Securities maturing within one year,
   at amortized cost (note 2):
    Municipal bonds (fair value $40,400
     in 1994)                                   0            40,000
    U. S. government and government
     agency securities (fair value
     $8,352,711 in 1995; $6,172,234 in 1994)    8,337,926    6,172,887
                                                __________   __________
                                                8,337,926    6,212,887

  Accrued interest receivable                   38,724       49,283
  Other                                         43,836       34,131
                                                __________   ___________
Total current assets                            9,198,408    7,907,753

Securities maturing beyond one year,
 at amortized cost (note 2):
  U. S. government and government
   agency securities (fair value $1,002,813
   in 1994)                                     0            999,751

Equity securities, at fair value (note 2)       576,749      606,969

Coal deposits, real estate, equipment
 and leasehold improvements (notes 3 and 4):
  Coal deposits                                 1,602,882    1,602,882
  Mineral rights                                39,988       39,988
  Surface land                                  29,320       29,894
  Equipment and leasehold improvements          379,164      144,327
                                                __________   __________
                                                2,051,354    1,817,091
  Less accumulated depletion and depreciation   644,965      591,048
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements      1,406,389    1,226,043

Deferred income taxes                           0            1,164
                                                __________   __________
                                              $ 11,181,546   10,741,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses         25,534       17,321
  Federal and state income taxes (note 5)       218,527      39,715
                                                __________   __________
Total current liabilities                       244,061      57,036

Deferred income taxes                           38,138       0

Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares        376,688      376,688
  Additional capital                            1,631,200    1,631,200
  Retained earnings                             8,910,623    8,771,546
                                                __________   __________
                                                10,918,511   10,779,434
  Less cost of 2,858 shares in treasury         (74,058)     (74,058)
  Net unrealized appreciation (depreciation)
   of investments available-for-sale, net of
   deferred taxes of $29,559 and $11,164
   in 1994                                      54,894       (20,732)
                                                __________   __________
Total stockholders' equity                      10,899,347   10,684,644
                                                __________   __________
                                              $ 11,181,546   10,741,680

See accompanying notes to consolidated financial statements.


              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                            KANSAS CITY, MISSOURI

                   Consolidated Statements of Earnings

               Years ended December 31, 1995, 1994 and 1993


(amounts in unit dollars)
                                           1995      1994      1993
                                           ________  ________  ________
Operating revenue:
  Coal royalties (note 3)                $ 102,779   97,303    92,700
  Oil and gas royalties                    460,597   474,290   437,762
  Oil and other lease rentals and bonuses  437,720   114,065   155,490
  Food sales                               870,380   406,291   43,427
                                           ________  ________  ________
    Total operating revenue                1,871,476 1,091,949 729,379

Operating expenses:
  Cost of food sales                       355,500   160,587   17,854
  Food operations                          538,004   243,263   69,619
  General and administrative expenses      483,619   363,933   268,606
  Writedown of coal deposits (note 3)      0         0         118,670
                                           ________  ________  ________
    Total operating expenses               1,377,123 767,783   474,749

    Operating income                       494,353   324,166   254,630

Nonoperating income:
  Investment income (note 2)               618,648   433,812   375,469
  Gain on sale of real estate              68,162    32,925    211,560
  Other                                    2,077     122       0
                                           ________  ________  ________
    Total nonoperating income              688,887   466,859   587,029

    Earnings before income taxes and
     cumulative effect of change in
     accounting principle                  1,183,240 791,025   841,659

Income taxes (note 5)                      352,578   321,611   367,666
    Earnings before cumulative effect
     of change in accounting principle     830,662   469,414   473,993

Cumulative effect of change in accounting
 for income taxes (note 5)                 0         0         20,000
                                           ________  ________  ________
    Net earnings                           830,662   469,414   453,993

Earnings per share:
  Earnings before cumulative effect of
   change in accounting principle        $ 2.22      1.26      1.27
  Cumulative effect of change in
   accounting for income taxes             0         0         (0.05)
  Net earnings                           $ 2.22      1.26      1.22

Weighted average number of
 shares of common stock
 outstanding                               373,830   373,830   373,830

See accompanying notes to consolidated financial statements.


            CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                          KANSAS CITY, MISSOURI

            Consolidated Statements of Stockholders' Equity

              Years ended December 31, 1995, 1994 and 1993


(amounts in unit dollars)
                                                         Net
                                                      unrealized
                                                     appreciation
                                                    (depreciation)
                Common  Addtnal   Retained  Treasury  available
                Stock   Capital   Earnings  Stock      for sale  Total
                _______ _________ _________ ________   ________  __________

Balance,
 12/31/92       376,688 1,631,200 8,595,799 (74,058)   0         10,529,629

Net Earnings    0       0         453,933   0          0         453,993
Cash dividends
 ($1.00 per
 share)         0       0         (373,830) 0          0         (373,830)

Balance,
 12/31/93       376,688 1,631,200 8,675,962 (74,058)   0         10,609,792

Net Earnings    0       0         469,414   0          0         469,414
Cash dividends
 ($1.00 per
 share)         0       0         (373,830) 0          0         (373,830)
Net unrealized
 depreciation
 on investments
 available-for-
 sale           0       0         0         0          (20,732)  (20,732)

Balance,
 12/31/94       376,688 1,631,200 8,771,546 (74,058)   (20,732)  10,684,644

Net Earnings    0       0         830,662   0          0         830,662
Cash dividends
 ($1.00 per
 share)         0       0         (691,585) 0          0         (691,585)
Net unrealized
 depreciation
 on investments
 available-for-
 sale           0       0         0         0          75,626    75,626

Balance,
 12/31/95       376,688 1,631,200 8,910,623 (74,058)   54,894    10,899,347

See accompanying notes to consolidated financial statements.



              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                  Consolidated Statements of Cash Flows

              Years ended December 31, 1995, 1994 and 1993


(amounts in unit dollars)
                                   1995         1994         1993
                                   ___________  ___________  ___________
Cash flows from operating
 activities:
  Net earnings                   $ 830,662      469,414      453,993

  Adjustments to reconcile net
   earnings to net cash provided by
   operating activities:
    Depletion and depreciation     55,837       22,671       3,733
    Gain on sale of real estate    (68,162)     (32,925)     (211,560)
    Gain on sale of equity
     securities                    (52,880)     (26,331)     0
    Amortization of premiums and
     discounts of securities, net  (407,477)    (165,802)    (32,864)
    Deferred income taxes          (1,421)      0            10,000
    Writedown of coal deposits
     (note 3)                      0            0            118,670
    Changes in assets and
     liabilities:
      Receivables and other assets (1,057)      32,777       (12,626)
      Accounts payable and accrued
       expenses                    8,213        8,414        5,867
      Federal and state income
       taxes                       178,812      (22,683)     11,958

                                   ___________  ___________  ___________
Net cash provided by operating
    activities                     542,527      285,535      347,171

Cash flows from investing
 activities:
  Proceeds from matured/called
   investment debt securities      20,790,000   12,390,000   2,900,000
  Purchases of investment debt
   securities                      (21,507,820) (11,784,302) (7,936,872)
  Proceeds from sale of land       68,737       33,500       213,660
  Purchases of equity securities   (120,927)    (822,089)    0
  Proceeds from sales of equity
   securities                      320,376      209,555      0
  Capital expenditures             (234,838)    (78,932)     (59,342)
                                   ___________  ___________  ___________
Net cash used in investing
 activities                        (684,472)    (52,268)     (4,882,554)

Cash flows from financing
 activities - dividends paid       (691,585)    (373,830)    (373,830)

   Net increase (decrease) in cash
      and cash equivalents         (833,530)    (140,563)    (4,909,213)

Cash and cash equivalents,
 beginning of year               $ 1,588,952    1,729,515    6,638,728
Cash and cash equivalents,
 end of year                     $ 755,422      1,588,952    1,729,515

Income taxes paid during period  $ 173,766      344,294      365,708

See accompanying notes to consolidated financial statements.

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements

                        December 31, 1995 and 1994


(1)     Summary of Significant Accounting Policies

 Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Central Coal & Coke Corporation (the Company) and its two wholly-owned subsidiaries. The Company's subsidiaries are engaged in the ownership and operation of a fast food bagel/delicatessen business. This business commenced operations in the fourth quarter of 1993. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts and a money market deposit account. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

 Investment Securities

The Company adopted the provisions of Statement of Financial Accounting
   Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (Statement 115) on January 1, 1994. Statement 115 requires that investments in debt and certain equity securities be classified in one of three categories: (1) held-to-maturity securities, which are carried at amortized cost; (2) trading securities, which are carried at fair value, with unrealized gains and losses included in earnings; and (3) available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of related income taxes until realized. The effect on the Company's consolidated financial statements at January 1, 1994 of initially adopting Statement 115 was immaterial.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


 Coal Deposits, Real Estate, Equipment and Leasehold Improvements

Coal deposits, mineral rights and surface lands were acquired from the trustee in bankruptcy for predecessor companies (pursuant to a plan of reorganization approved by the federal court) and were initially recorded at the valuations placed thereon by the receivers in bankruptcy in 1931. Subsequent additions and all other fixed assets are stated at cost. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the useful life of the asset are capitalized.

 Depreciation and Depletion

Equipment and leasehold improvements are depreciated using the straight-line method over their estimated useful lives or lease terms which range from five to ten years.

Depletion of coal deposits is computed at the rate of $.025 per ton of coal produced or purchased which approximates depletion computed on a wasting-asset basis.

 Coal, Oil and Gas Income

Coal royalties are based on a percentage of the production of land leased from the Company or, in the case of no production, the minimum annual royalty (see note 3). Oil and gas royalties are based on a percentage of the production on land leased from the Company. Oil and other mineral lease rentals and bonuses are derived from the leasing of land and mineral rights prior to production.

Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

 Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.

Effective January 1, 1993, the Company adopted Statement of Financial
   Accounting Standards 109, "Accounting for Income Taxes," (Statement 109) and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of earnings. Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities for subsequent changes in tax rates is recognized in income in the period that includes the tax rate change.

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


 Earnings and Dividends Per Common Share

Earnings per common share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the year. Dividends per share are based on the number of shares outstanding on the dividend dates of record.

(2)     Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at December 31, 1995 and 1994 are presented below. Substantially all equity securities represent common stocks of domestic corporations.

                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
1995                    cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $ 6,356,767   8,622       (340)       6,365,049
  U. S. government
   agency securities    1,981,159   6,905       (402)       1,987,662
                        __________  __________  __________  __________
                      $ 8,337,926   15,527      (742)       8,352,711
Available-for-sale:
  Equity securities   $ 492,296     111,891     (27,438)    576,749

1994
_________________
Held-to-maturity:
  U. S. government
   securities         $ 6,672,731   2,435       (900)       6,674,266
  U. S. government
   agency securities    499,907     874         0           500,781
  Municipal bonds       40,000      400         0           40,400
                        __________  __________  __________  __________
                      $ 7,212,638   3,709       (900)       7,215,447

Available-for-sale:
  Equity securities   $ 638,865     21,526      (53,422)    606,969

At December 31, 1995, all U. S. government and government agency securities mature within one year.

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


Investment income consists of the following for each of the years in the three-year period ended December 31, 1995:

                                    1995        1994        1993
                                    __________  __________  __________
Interest                            545,016     395,959     375,469
Dividends                           20,752      11,522      0
Gross gains on sales of equity
 securities                         63,764      40,251      0
Gross losses on sales of equity
 securities                         (10,884)    (13,920)    0
                                    __________  __________  __________
                                    618,648     433,812     375,469

(3)     Coal Deposits

The rights to 14,000 acres of coal deposits totaling approximately
   84,000,000 tons of coal in place (of which from 50% to 90% could be expected to be recoverable) are leased under agreements which extend for periods of one to fourteen years. The agreements provide for minimum annual royalties of $94,800. Coal deposits aggregating approximately 92,000,000 tons in place with a net carrying value of approximately $710,000 at December 31, 1995 are not presently leased or producing coal in commercial quantities.

In September 1993, the Company received an appraisal on certain of those coal properties which are not presently leased or producing coal in commercial quantities. Based on this appraisal, the Company recorded a charge to operations of $118,670 in 1993 to reduce the cost of these properties to their estimated net realizable value. The resulting deferred tax asset relating to this writedown has been fully reserved through establishment of a valuation allowance due to uncertainties regarding its ultimate realization.

(4)     Mineral Rights

At December 31, 1995, the Company owns approximately 64,000 acres of mineral rights in Missouri, Kansas, Oklahoma, Arkansas, Louisiana and Texas.

(5)     Income Taxes

Effective January 1, 1993, the Company adopted Statement 109. The cumulative effect of this accounting change at January 1, 1993 amounted to $20,000 or $.05 per share and has been recorded as a reduction in net earnings in the accompanying consolidated statement of earnings for the year ended December 31, 1993.

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


The components of income tax expense are as follows:

                                 1995      1994      1993
                                 ________  ________  ________
Federal                        $ 382,011   268,467   320,155
State                            (29,433)  53,144    47,511
                                 ________  ________  ________
Total income tax expense       $ 352,578   321,611   367,666

Income tax expense has been provided at effective rates of 29.8%, 40.7% and 43.7% for the years ended December 31, 1995, 1994 and 1993, respectively. The reasons for the difference between the effective tax rates and the corporate federal income tax rates of 34.0% in 1995, 1994 and 1993 are as follows:

                                        Percentage of earnings
                                          before income taxes
                                          1995   1994   1993
                                          _____  _____  _____
Expected statutory tax rate               34.0%  34.0   34.0
Municipal bond interest                   (.1)   (.1)   (.1)
Increase in valuation allowance (note 3)  0      0      5.4
State income taxes, net of federal
 income tax effect                        (1.6)  4.3    3.7
Other, net                                (2.5)  2.5    .7
                                          _____  _____  _____
Effective tax rate                        29.8%  40.7   43.7

The Company's Missouri corporation income tax returns were examined by the Missouri Department of Revenue, and additional taxes and interest thereon were assessed. The Company made certain payments under protest in 1993 and 1994 in connection with the examination adjustments.

In 1995, the Company entered into a settlement agreement with the Missouri
   Department of Revenue which settled all issues relating to the examinations. As a result of this settlement, in 1995 the Company recorded a reduction to its estimated state income tax accrual established in prior years amounting to $75,000.

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

Deferred tax assets:                        1995      1994
                                            ________  ________
Organization costs                        $ 6,000     6,400
Writedown of coal deposits                  45,095    45,095
Unrealized loss on available-for-sale
 securities                                 0         11,164
Other                                       9,021     5,000
                                            ________  ________
                                            60,116    67,659
Less valuation allowance (note 3)           (45,095)  (45,095)
                                            ________  ________
Deferred tax assets                         15,021    22,564

Deferred tax  liabilities:
Depletion and depreciation                  (23,600)  (21,400)
Unrealized gain on available-for-sale
 securities                                 (29,559)  0
                                            ________  ________
Deferred tax liabilities                    (53,159)  (21,400)

Net deferred tax asset (liability)        $ (38,138)  1,164

The future operations of the Company are expected to generate sufficient taxable income to realize the deferred tax assets.

(6)     Pension Plan

The Company sponsors a defined contribution pension plan for eligible employees. Contributions to the plan were $1,055, $1,052 and $1,043 in 1995, 1994 and 1993, respectively. The Company is not required to make additional contributions to the plan.

(7)     Operating Leases

The Company has an operating lease on a month-to-month basis for its administrative office space in Kansas City, Missouri. In addition, the subsidiaries of the Company have operating leases for certain retail facilities. Rent expense under such arrangements in the aggregate amounted to $90,192, $47,541 and $17,142 for the years ended December 31, 1995, 1994 and 1993, respectively.

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


A summary of minimum lease commitments, all of which relate to the food operation, follows:

                  Year ended
                  December 31,
                  ____________
                  1996          $ 75,592
                  1997            36,692
                  1998            24,192
                  1999            18,144

It is expected that, in the ordinary course of business, leases will be renewed or replaced.

(8)     Disclosures About Fair Value of Financial Instruments

 Cash, Cash Equivalents, Trade Receivables and Trade Payables

The carrying amount approximates fair value because of the short maturity of these financial instruments.

 Debt and Equity Securities

The fair values of debt and equity securities are based on quoted market prices. The fair value of debt and equity securities are disclosed in note 2.

(9)     Related Party Transaction

During February 1994, an Investment Management Agreement was entered into between the Company and Woodwin Management, Inc. The Company's president is also the president, director and stockholder of Woodwin Management, Inc. Under this agreement, the Company has agreed to pay a fee at an annual rate of .50% of the market value of the assets under management. Woodwin Management, Inc. is managing the Company's equity securities portfolio. The fee paid in 1995 and 1994 to Woodwin Management, Inc. was $3,625 and $1,845, respectively. In the opinion of management of the Company, the terms of this Investment Management Agreement are reasonable and competitive.

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


(10)     Business Segment Information

The Company operates in two business segments:  energy and retail food.
   The energy segment consists of the leasing of real properties and mineral interests in the midwestern and southern United States to operating lessees. Coal royalties in 1995 were received from three customers, with 87% being received from one customer. Oil and mineral leases and bonuses were received from four customers in 1995, with 71% being received from one customer. Oil and gas royalties were received from four customers in 1995, with 96% being received from one customer. The retail food segment, which commenced in 1993, consists of the operation of a fast food bagel and delicatessen business with two locations in Ohio and one location in Pennsylvania. Business segment information for 1995, 1994 and 1993 is as follows:

                                          Retail
1995                           Energy     food        Total
                               _________  _________   __________

Operating revenue            $ 1,001,096  870,380     1,871,476

Operating income (loss)      $ 995,757    (119,848)   875,909
General corporate expenses                            (381,556)
Investment income                                     618,648
Gain on sale of real estate                           68,162
Other                                                 2,077
                                                      __________
Earnings before income
 taxes                                              $ 1,183,240

Depreciation and depletion   $ 2,402      53,435      55,837

Capital expenditures         $ 0          234,838     234,838

Identifiable assets          $ 1,156,280  338,363     1,494,643
Corporate assets                                      9,686,903
                                                      __________
Total assets                                        $ 11,181,546

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements

                                          Retail
1994                           Energy     food        Total
                               _________  _________   __________

Operating revenue            $ 685,658    406,291     1,091,949

Operating income (loss)      $ 683,077    (69,513)    613,564
General corporate expenses                            (289,398)
Investment income                                     433,812
Gain on sale of real estate                           32,925
Other                                                 122
                                                      __________
Earnings before income
 taxes                                              $ 791,025

Depreciation and depletion   $ 2,341      20,330      22,671

Capital expenditures         $ 0          78,932      78,932

Identifiable assets          $ 1,130,136  145,680     1,275,816
Corporate assets                                      9,465,864
                                                      __________
Total assets                                        $ 10,741,680

                                          Retail
1993                           Energy     food        Total
                               _________  _________   __________

Operating revenue            $ 685,952    43,427      729,379

Operating income (loss)      $ 562,776    (43,856)    518,920
General corporate expenses                            (264,290)
Investment income                                     375,469
Gain on sale of real estate                           211,560
                                                      __________
Earnings before income
 taxes                                              $ 841,659

Depreciation and depletion   $ 2,284      1,449       3,733

Capital expenditures         $ 0          59,342      59,342

Identifiable assets          $ 1,133,061  67,835      1,200,896
Corporate assets                                      9,490,201
                                                      __________
Total assets                                        $ 10,691,097

Identifiable assets are those assets used in the Company's operations in each segment. Corporate assets are principally cash and cash equivalents and investments in securities. The operating income of each industry segment includes the revenue generated on transactions involving products and services within that industry segment less identifiable and allocated expenses.

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


(11)     Stock Option Plan

In April 1995, the Company's Board of Directors approved a nonqualified stock option plan. The plan provides stock options to directors of the Company in lieu of cash compensation for services provided to the Company. A total of 25,000 shares of the Company's common stock have been made available to the plan. Stock options are granted at a price equal to the fair value of the Company's common stock on the date of grant for a term of ten years. During 1995, 2,500 options were granted with an exercise price of $29.00. At December 31, 1995, these options were exercisable.