Form 10-Q
period 1996-03-31
CENTRAL COAL & COKE CORP
filed 1996-05-14
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended March 31, 1996


                       Commission File No. 0-1392


            Central Coal & Coke Corporation and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105



                            Phone:  816-842-2430



              Common stock outstanding as of March 31, 1996
                      $1 par value; 371,716 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

                    CENTRAL COAL & COKE CORPORATION

                           Table of Contents


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - March 31, 1996 and
             December 31, 1995

           Consolidated Statements of Earnings and Retained Earnings
             - Three months ended March 31, 1996 and 1995

           Consolidated Statements of Cash Flows - Three months ended March 31, 1996 and 1995

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

SIGNATURES


                    PART I - FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

                   CENTRAL COAL & COKE CORPORATION

                     Consolidated Balance Sheets

                 March 31, 1996 and December 31, 1995
                             (Unaudited)

(amounts in unit dollars)
ASSETS                                          1996         1995
                                                _________    __________
Current assets:
  Cash and cash equivalents                   $ 908,963      755,422
  Accounts receivable                           0            22,500
  Securities maturing within one year,
   at amortized cost (note 2):
    U. S. government securities                 8,399,850    8,337,926

  Accrued interest receivable                   18,881       38,724
  Other                                         54,903       43,836
                                                __________   ___________
Total current assets                            9,382,597    9,198,408

Equity securities, at fair value (note 2)       538,705      576,749

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                 1,602,882    1,602,882
  Mineral rights                                39,988       39,988
  Surface land                                  29,306       29,320
  Equipment and leasehold improvements          380,631      379,164
                                                __________   __________
                                                2,052,807    2,051,354
  Less accumulated depletion and depreciation   660,941      644,965
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements      1,391,866    1,406,389

                                                __________   __________
                                              $ 11,313,168   11,181,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Deferred oil lease bonus                    $ 78,750       0
  Accounts payable and accrued expenses         21,987       25,534
  Dividend Payable                              92,929       0
  Federal and state income taxes                155,465      218,527
                                                __________   __________
Total current liabilities                       349,131      244,061

Deferred income taxes                           41,218       38,138
Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares        376,688      376,688
  Additional capital                            1,631,200    1,631,200
  Retained earnings                             8,992,885    8,910,623
                                                __________   __________
                                                11,000,773   10,918,511
  Less cost of shares in treasury, 4,972 in
   1996 and 2,858 in 1995                       (138,539)    (74,058)
  Net unrealized appreciation of investments
   available for sale, net of deferred taxes
   of $32,623 and $29,559 at March 31, 1996
   and December 31, 1995                        60,585       54,894
                                                __________   __________
Total stockholders' equity                      10,922,819   10,899,347
                                                __________   __________
                                              $ 11,313,168   11,181,546

See accompanying notes to consolidated financial statements.



                    CENTRAL COAL & COKE CORPORATION

       Consolidated Statements of Earnings and Retained Earnings

              Three months ended March 31, 1996 and 1995
                              (Unaudited)


(amounts in unit dollars)
                                                1996         1995
                                                _________    __________
Operating revenue:
  Coal royalties                              $ 1,969        3,754
  Oil and gas royalties                         187,745      100,032
  Oil and other mineral lease rentals
   and bonuses                                  69,735       193,502
  Food sales                                    290,135      205,929
                                                __________   __________
    Total operating revenue                     549,584      503,217

Operating expenses:
  Cost of food sales                            121,493      83,422
  Food operations                               184,444      107,594
  General and administrative expenses           129,023      150,205
                                                __________   __________
    Total operating expenses                    434,960      341,221

    Operating income                            114,624      161,996

Nonoperating income:
  Investment income                             152,755      142,181
  Gain on sale of real estate                   785          0
  Other                                         43           2,580
                                                __________   __________
    Total nonoperating income                   153,583      144,761

    Earnings before income taxes                268,207      306,757

Income taxes                                    93,016       114,821
                                                __________   __________
    Net earnings                                175,191      191,936

Retained earnings at beginning of period        8,910,623    8,771,546
Deduct cash dividends declared of $.25 per
 share in 1996 and 1995                         (92,929)     (93,458)
                                                __________   __________
Retained earnings at end of period            $ 8,992,885    8,870,024

Earnings per share                            $ .47          .51

Weighted average number of shares of
 common stock outstanding                       372,936      373,830

See accompanying notes to consolidated financial statements.




                   CENTRAL COAL & COKE CORPORATION

                Consolidated Statements of Cash Flows

               Nine months ended March 31, 1996 and 1995
                              (Unaudited)


(amounts in unit dollars)
                                                1996         1995
                                                _________    __________
Cash flows from operating activities:
  Net earnings                                $ 175,191      191,936

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion and depreciation                  15,976       6,156
    Amortization of premiums and
     discounts of securities, net               (96,692)     (83,634)
    Deferred income taxes                       16           10,000
    Gain on sale of real estate                 (785)        0
    Gain on sale of equity securities           (25,497)     (5,457)
    Changes in assets and liabilities:
      Accounts receivable                       22,500       22,500
      Accrued interest receivable
       and other assets                         8,776        12,348
      Deferred oil lease bonus                  78,750       233,657
      Accounts payable and accrued expenses     (3,547)      784
      Federal and state income taxes            (63,062)     126,149
                                                __________   __________
   Total adjustments                            (63,565)     322,503
   Net cash provided by operating activities    111,626      514,439

Cash flows from investing activities:
  Capital Expenditures                          (1,467)      0
  Proceeds from matured/called investment
   debt securities                              1,500,000    6,250,000
  Purchases of investment debt securities       (1,465,232)  (5,797,438)
  Proceeds from sale of real estate             799          0
  Purchases of equity securities                (115,203)    (37,262)
  Proceeds from sales of equity
   securities                                   187,499      13,250
                                                __________  __________
   Net cash used in investing activities        106,396      428,550

Cash flows from financing activities - purchase
 of treasury stock                              (64,481)     0

   Net increase in cash and cash equivalents    153,541      942,989

Cash and cash equivalents,
 beginning of period                            755,422      1,558,952
Cash and cash equivalents,
 end of period                                $ 908,963      2,531,941

See accompanying notes to consolidated financial statements.

                   CENTRAL COAL & COKE CORPORATION

              Notes to Consolidated Financial Statements

                           March 31, 1996


Note (1) Basis of Presentation:

     In the opinion of the Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

Oil Lease Bonuses

     Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities:

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at March 31, 1996 and December 31, 1995 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
March 31, 1996          cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $ 8,399,850   10,395      (744)       8,409,471

Available-for-sale:
  Equity securities   $ 445,497     114,221     (21,013)    538,705

December 31, 1995
_________________
Held-to-maturity:
  U. S. government
   securities         $ 8,337,926   15,527      (742)       8,352,711

Available-for-sale:
  Equity securities   $ 492,296     111,891     (27,438)    576,749

Note (3) Dividends:

     During the quarter ended March 31, 1996 the Company's Board of Directors declared a $.25 dividend per share which is payable
May 1, 1996.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


There was no significant change in the financial condition of the Registrant during the first quarter of 1996 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

Revenue from oil and gas royalties increased almost 88% in the first quarter of 1996 over the first quarter of 1995 due to increased production and higher oil prices. Revenue from oil and other mineral lease rentals and bonuses decreased approximately 64% in the first quarter of 1996 over the first quarter of 1995. This was due to fewer new leases being made, with three new leases being made during the first quarter of 1995 which paid substantial bonuses, and only one new lease made during the first quarter of 1996.

Revenue from food sales shows a substantial increase in the first quarter of 1996 over the first quarter of 1995 (over 40% increase) which results from the operation of Beekman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (Beekman's). During the first quarter of 1995, only two fast food bagel and delicatessen facilities were in operation (Athens, Ohio and Columbus, Ohio), but a third facility was opened in State College, Pennsylvania in the third quarter of 1995, so that there were three such facilities fully operational during the first quarter of 1996. A fourth facility is due to open in May 1996 in an area of San Diego, California known as Pacific Beach.

Revenue from investment income was higher in the first quarter of 1996 over the first quarter of 1995 due to the overall rate of return on investments being higher in the current period.

Included in operating expenses are cost of food sales and food operations. Both occur in connection with the fast food bagel and delicatessen business now being conducted by Beekman's as discussed above. The primary reason for the increased amount of expenditures in these categories in the first quarter of 1996 over the first quarter of 1995 is the same as explained above in connection with revenue from this operation, that during the 1995 period there were only two facilities in operation, while three facilities were in operation in the current period. General and administrative expenses were down in the first quarter of 1996 from the first quarter of 1995 due to decreased payments to outside service providers. In 1995 these expenses were higher due to professional expenses in connection with the successful resolution of disputes with the Missouri Department of Revenue regarding state income taxes for several years.

Income taxes were somewhat lower for the first quarter of 1996 over the first quarter of 1995 as a result of decreased earnings before income taxes.

There was positive net cash provided by operating activities in the first quarter of 1996, but not as much in the first quarter of 1995. The reason for this is that during the first quarter of 1996, the Registrant received substantially less in certain deferred oil lease bonuses and rentals which were deferred and recognized as income over the related future periods for income purposes.

There were substantially less net proceeds from investment debt securities in 1996 than in 1995 due to the timing of maturities.

The Board of Directors declared a dividend of $.25 per share payable on May 1, 1996 to stockholders of record on April 15, 1996.

Regarding capital commitments, in addition to the three currently operational facilities of the fast food bagel and delicatessen business currently being operated by Beekman's, a new facility is being opened in San Diego, California as is mentioned above. It is estimated that the capital commitment necessary to open this new facility will be approximately $100,000. Other than this capital expenditure, the Registrant has no specific commitment for material capital expenditures at the present time. However, the Registrant continues to actively review other business opportunities which will result in a more productive deployment of its assets and ultimately increase earnings.
As reflected in the accompanying consolidated financial statements and as is discussed above, aggressive pursuit of development of increased royalty income from oil and gas properties has already resulted in increased royalty revenue in 1996. Management plans to continue to aggressively pursue development of such income from its real property and mineral interests.

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


                                   Date: May 14, 1996

                                     By: Gary J. Pennington
                                            (Signature)

                                         Gary J. Pennington,
                                        Assistant Secretary-
                                     General Manager, Principal
                                   Financial and Accounting Officer



                                   Date: May 14, 1996

                                     By: Leonard L. Noah
                                           (Signature)

                                         Leonard L. Noah,
                                     Vice President, Treasurer