Form 10-Q
period 1996-06-30
CENTRAL COAL & COKE CORP
filed 1996-08-14
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended June 30, 1996


                       Commission File No. 0-1392


            Central Coal & Coke Corporation and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105



                            Phone:  816-842-2430



              Common stock outstanding as of June 30, 1996
                      $1 par value; 371,716 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

                    CENTRAL COAL & COKE CORPORATION

                           Table of Contents


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - June 30, 1996 and
             December 31, 1995

           Consolidated Statements of Earnings and Retained Earnings
             - Six and three months ended June 30, 1996 and 1995

           Consolidated Statements of Cash Flows - Six months ended June 30, 1996 and 1995

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

SIGNATURES


                    PART I - FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

                   CENTRAL COAL & COKE CORPORATION

                     Consolidated Balance Sheets

                 June 30, 1996 and December 31, 1995
                             (Unaudited)

(amounts in unit dollars)
ASSETS                                             1996         1995
                                                __________   ___________
Current assets:
  Cash and cash equivalents                   $    776,931       755,422
  Accounts receivable                                    0        22,500
  Securities maturing within one year,
   at amortized cost (note 2):
    U. S. government securities                  8,335,408     8,337,926

  Accrued interest receivable                       38,724        38,724
  Other                                             59,672        43,836
                                                __________    __________
Total current assets                             9,210,735     9,198,408

Equity securities, at fair value (note 2)          612,781       576,749

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                  1,602,882     1,602,882
  Mineral rights                                    39,988        39,988
  Surface land                                      29,249        29,320
  Equipment and leasehold improvements             448,245       379,164
                                                __________    __________
                                                 2,120,364     2,051,354
  Less accumulated depletion and depreciation      677,088       644,965
     Net coal deposits, real estate,            __________    __________
      equipment and leasehold improvements       1,443,276     1,406,389

                                                __________    __________
                                              $ 11,266,792    11,181,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Deferred oil lease bonus                    $     52,500             0
  Accounts payable and accrued expenses             39,340        25,534
  Federal and state income taxes                    34,895       218,527
                                                __________    __________
Total current liabilities                          126,735       244,061

Deferred income taxes                               37,105        38,138
Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares           376,688       376,688
  Additional capital                             1,631,200     1,631,200
  Retained earnings                              9,180,655     8,910,623
                                                __________    __________
                                                11,188,543    10,918,511
  Less cost of shares in treasury, 4,972 in
   1996 and 2,858 in 1995                        (138,539)      (74,058)
  Net unrealized appreciation of investments
   available-for-sale, net of deferred taxes
   of $28,510 and $29,559 at June 30, 1996
   and December 31, 1995                            52,948        54,894
                                                __________    __________
Total stockholders' equity                      11,102,952    10,899,347
                                                __________    __________
                                              $ 11,266,792    11,181,546

See accompanying notes to consolidated financial statements.



                    CENTRAL COAL & COKE CORPORATION

       Consolidated Statements of Earnings and Retained Earnings

              Six months ended June 30, 1996 and 1995 and
               three months ended June 30, 1996 and 1995
                              (Unaudited)


(amounts in unit dollars)
                                  Six months ended    Three months ended
                                      June 30,             June 30,
                                   1996      1995       1996      1995
                                _________ _________  _________ _________
Operating revenue:
  Coal royalties              $    26,762    30,385     24,793    26,631
  Oil and gas royalties           383,611   204,553    195,866   104,521
  Oil and other mineral lease
   rentals and bonuses            142,681   271,463     72,946    77,961
  Food sales                      572,404   399,220    282,269   193,291
                                _________ _________  _________ _________
    Total operating revenue     1,125,458   905,621    575,874   402,404

Operating expenses:
  Cost of food sales              235,813   162,731    114,320    79,309
  Food operations                 411,824   220,032    227,380   112,438
  General and administrative
   expenses                       247,398   226,467    118,375    76,262
                                _________ _________  _________ _________
    Total operating expenses      895,035   609,230    460,075   268,009

    Operating income              230,423   296,391    115,799   134,395

Nonoperating income:
  Investment income               327,570   299,553    174,815   157,372
  Gain on sale of real estate       5,725     1,794      4,940     1,794
  Other                               120    11,937         77     9,357
                                _________ _________  _________ _________
    Total nonoperating income     333,415   313,284    179,832   168,523

    Earnings before income
     taxes                        563,838   609,675    295,631   302,918

Income taxes                      200,877   219,228    107,861   104,407
                                _________ _________  _________ _________
    Net earnings                  362,961   390,447    187,770   198,511

Retained earnings at
 beginning of period            8,910,623 8,771,546  8,992,885 8,870,024
Deduct cash dividends declared
 of $.25 per share in 1996
 and 1995                        (92,929)  (93,458)          0         0
                                _________ _________  _________ _________
Retained earnings at end
 of period                    $ 9,180,655 9,068,535  9,180,655 9,068,535

Earnings per share            $       .97      1.05        .51       .53

Weighted average number
 of shares of common
 stock outstanding                372,326   373,830    371,716   373,830

See accompanying notes to consolidated financial statements.




                   CENTRAL COAL & COKE CORPORATION

                Consolidated Statements of Cash Flows

               Six months ended June 30, 1996 and 1995
                              (Unaudited)


(amounts in unit dollars)
                                                   1996         1995
                                                __________   __________
Cash flows from operating activities:
  Net earnings                                $    362,961      390,447

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion and depreciation                      32,123       12,550
    Amortization of premiums and
     discounts of securities, net                (192,339)    (170,575)
    Gain on sale of real estate                    (5,725)      (1,794)
    Deferred income taxes                               16       10,000
    Gain on sale of equity securities             (76,800)     (21,353)
    Changes in assets and liabilities:
      Accounts receivable                           22,500       22,500
      Accrued interest receivable
       and other assets                           (15,836)      (2,188)
      Deferred oil lease bonus                      52,500      155,770
      Accounts payable and accrued expenses         13,806       13,159
      Federal and state income taxes             (183,632)      158,165
                                                __________   __________
   Total adjustments                             (353,387)      176,234
   Net cash provided by operating activities         9,574      566,681

Cash flows from investing activities:
  Addition to equipment and leasehold
   improvements                                   (69,081)    (189,807)
  Proceeds from matured/called investment
   debt securities                               7,500,000    6,250,000
  Purchases of investment debt securities      (7,305,143)  (7,277,265)
  Proceeds from sale of real estate                  5,796        1,800
  Purchases of equity securities                 (273,662)     (43,661)
  Proceeds from sales of equity
   securities                                      311,435       88,688
                                                __________   __________
   Net cash provided by (used in)
    investing activities                           169,345  (1,170,245)

Cash flows from financing activities:
  Purchase of treasury stock                      (64,481)            0
  Payment of dividends                            (92,929)     (93,458)
                                                __________   __________
   Net cash used in financing activities         (157,410)     (93,458)

   Net increase (decrease) in cash and
    cash equivalents                                21,509    (697,022)

Cash and cash equivalents,
 beginning of period                               755,422    1,558,952
Cash and cash equivalents,
 end of period                                $    776,931      891,930

See accompanying notes to consolidated financial statements.

                   CENTRAL COAL & COKE CORPORATION

              Notes to Consolidated Financial Statements

                           June 30, 1996


Note (1) Basis of Presentation:

     In the opinion of the Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three months ended June 30, 1996 and 1995.

Oil Lease Bonuses

     Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities:

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at June 30, 1996 and December 31, 1995 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
June 30, 1996           cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  8,335,408       1,265     (1,573)   8,335,100

Available-for-sale:
  Equity securities   $    531,324     122,392    (40,935)     612,781

December 31, 1995
_________________
Held-to-maturity:
  U. S. government
   securities         $  8,337,926      15,527       (742)   8,352,711

Available-for-sale:
  Equity securities   $    492,296     111,891    (27,438)     576,749

                   CENTRAL COAL & COKE CORPORATION

             Notes to Consolidated Financial Statements


Note (3)	Food Operations

     Food operations of the Company's fast food bagel and delicatessen business includes the following expenses for the six months and three months ended June 30, 1996 and 1995:

                              Six months              Three months
                            ended June 30,           ended June 30,
                           1996        1995         1996        1995
                        __________  __________   __________  __________
Salaries and wages    $    165,704     101,095       88,782      49,380
Occupancy expense           57,624      36,150       35,229      20,172
Depreciation expense        25,905      10,940       12,755       5,302
Utility expense             20,965      11,071       11,358       5,517
Other expenses             141,626      60,776       79,256      32,067
                        __________  __________   __________  __________
                      $    411,824     220,032      227,380     112,438


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


There was no significant change in the financial condition of the Registrant during the first six months of 1996 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

Revenue from coal royalties was down slightly in the first six months of 1996 from the first six months of 1995 and in the second quarter of 1996 from the second quarter of 1995, in both cases due to a decrease in production.

Revenue from oil and gas royalties was up substantially in the first six months of 1996 over the first six months of 1995 and in the second quarter of 1996 over the second quarter of 1995, due primarily to higher production and somewhat higher oil prices. Revenue from oil and other lease rentals and bonuses was down substantially in the first six months of 1996 from the first six months of 1995, and was down somewhat in the second quarter of 1996 from the second quarter of 1995 due to fewer new leases being made in 1996. Three new leases which paid substantial bonuses were made during the first six months of 1995, while only one new lease was made during the first six months of 1996.

Revenue from food sales shows a substantial increase in the first six months of 1996 over the first six months of 1995 (over a 43% increase) and in the second quarter of 1996 over the second quarter of 1995 (a 46% increase). This results from the operation of Beekman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (hereinafter "Beekman's"). During the first six months of 1995, only two fast food bagel and delicatessen facilities were in operation (Athens, Ohio and Columbus, Ohio), but a third facility was opened in State College, Pennsylvania in the third quarter of 1995, so that there were three such facilities fully operational during the first six months of 1996. A fourth facility was opened in May of 1996 in an area of San Diego, California known as Pacific Beach, however, its contribution to food sales revenue was slight during the second quarter since it only opened in late May.

Revenue from investment income was higher in the first six months of 1996 than in the first six months of 1995 and in the second quarter of 1996 over the second quarter of 1995 due to the overall rate of return on investments being higher in the current periods, even though there was a somewhat smaller amount of funds being invested in the current periods than in the earlier periods under comparison. Other income was down in both 1996 periods from the corresponding periods in 1995 because in the second quarter of 1995 the Registrant recognized a gain from the sale of timber on certain of its real properties which did not recur in 1996.

Included in operating expenses are costs of food sales and food operations. Both occur in connection with the fast food bagel and delicatessen business now being conducted by Beekman's as discussed above. The primary reason for the increased amount of expenditures in these categories in the first six months of 1996 over the first six months of 1995, and in the second quarter of 1996 over the second quarter of 1995, is the same as explained above in connection with revenue from this operations, that during the 1995 periods there were only two facilities in operation, while three facilities were in operation during the current period, with a fourth facility becoming operational late in the second quarter of 1996. Also contributing to the increased operating expenses in the current periods were increased payments to outside service providers in connection with the bagel and delicatessen business.

After the close of the quarter, Congress passed and President Clinton signed legislation increasing the minimum wage in two increments. Since Beekman's employs a number of workers at the prevailing minimum wage, an increase in labor expense is anticipated but, at this time, the Registrant is unable to predict the effect of this increase on its net income from this operation.

Income taxes were somewhat lower for the first six months of 1996 than for the first six months of 1995 as a result of decreased earnings before income taxes.

There was positive net cash provided by operating activities in the first six months of 1996, but not as much as in the first six months of 1995. One reason for this was that in the first six months of 1996, the Registrant received less in deferred oil lease bonuses and rentals which were deferred and recognized as income over the related future periods for income purposes, than in the first six months of 1995. Also contributing to this variance was the fact that in the 1995 period there were substantial tax refunds received which increased cash flow, while in the 1996 period substantial estimated and other income tax payments were required which decreased cash flow. There was somewhat more net proceeds from investment debt securities in the first six months of 1996 than in the first six months of 1995 due to the timing of maturities.

The Board of Directors declared a dividend of twenty-five cents per share which was paid on May 1, 1996 to stockholders of record on April 15, 1996.

Regarding capital commitments, as discussed above, a fourth fast food bagel and delicatessen business facility was opened by Beekman's during the second quarter of 1996 in San Diego, California. The estimated total capital commitment in connection with opening this new facility will aggregate approximately $100,000. Other than this capital expenditure, the Registrant has no specific commitment for material capital expenditures at the present time. However, the Registrant continues to actively pursue other business opportunities which will result in a more productive deployment of its assets and ultimately increase earnings. As reflected in the accompanying consolidated financial statements and as is discussed above, aggressive pursuit of development of increased royalty income from oil and gas properties has resulted in increased royalty revenue during 1996. Management continues to aggressively pursue development of such income from its real property and mineral interests.

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


                                   Date: August 13, 1996

                                     By: Gary J. Pennington
                                            (Signature)

                                         Gary J. Pennington,
                                        Assistant Secretary-
                                     General Manager, Principal
                                   Financial and Accounting Officer



                                   Date: August 13, 1996

                                     By: Leonard L. Noah
                                           (Signature)

                                         Leonard L. Noah,
                                     Vice President, Treasurer