Form 10-Q
period 1996-09-30
CENTRAL COAL & COKE CORP
filed 1996-11-14
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


               For the Quarter Ended September 30, 1996


                       Commission File No. 0-1392


            Central Coal & Coke Corporation and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105



                            Phone:  816-842-2430



            Common stock outstanding as of September 30, 1996
                      $1 par value; 370,966 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

                    CENTRAL COAL & COKE CORPORATION

                           Table of Contents


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - September 30, 1996 and
             December 31, 1995

           Consolidated Statements of Earnings and Retained Earnings
             - Nine and three months ended September 30, 1996 and 1995

           Consolidated Statements of Cash Flows - Nine months ended September 30, 1996 and 1995

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

SIGNATURES


                    PART I - FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

                   CENTRAL COAL & COKE CORPORATION

                     Consolidated Balance Sheets

               September 30, 1996 and December 31, 1995
                             (Unaudited)

(amounts in unit dollars)
ASSETS                                             1996         1995
                                                __________   ___________
Current assets:
  Cash and cash equivalents                   $  1,896,381       755,422
  Accounts receivable                                    0        22,500
  Securities maturing within one year,
   at amortized cost (note 2):
    U. S. government securities                  7,416,674     8,337,926

  Accrued interest receivable                            0        38,724
  Other                                             67,091        43,836
                                                __________    __________
Total current assets                             9,380,146     9,198,408

Equity securities, at fair value (note 2)          806,349       576,749

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                  1,602,882     1,602,882
  Mineral rights                                    39,988        39,988
  Surface land                                      29,245        29,320
  Equipment and leasehold improvements             449,115       379,164
                                                __________    __________
                                                 2,121,230     2,051,354
  Less accumulated depletion and depreciation      701,719       644,965
     Net coal deposits, real estate,            __________    __________
      equipment and leasehold improvements       1,419,511     1,406,389

                                                __________    __________
                                              $ 11,606,006    11,181,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Deferred oil lease bonus                    $    137,498             0
  Accounts payable and accrued expenses             52,237        25,534
  Dividend payable (note 4)                        593,546             0
  Federal and state income taxes                    67,124       218,527
                                                __________    __________
Total current liabilities                          850,405       244,061

Deferred income taxes                               56,782        38,138
Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares           376,688       376,688
  Additional capital                             1,631,200     1,631,200
  Retained earnings                              8,763,230     8,910,623
                                                __________    __________
                                                10,771,118    10,918,511
  Less cost of shares in treasury, 5,722 in
   1996 and 2,858 in 1995                        (161,789)      (74,058)
  Net unrealized appreciation of investments
   available-for-sale, net of deferred taxes
   of $48,187 and $29,559 at September 30, 1996
   and December 31, 1995                            89,490        54,894
                                                __________    __________
Total stockholders' equity                      10,698,819    10,899,347
                                                __________    __________
                                              $ 11,606,006    11,181,546

See accompanying notes to consolidated financial statements.



                    CENTRAL COAL & COKE CORPORATION

       Consolidated Statements of Earnings and Retained Earnings

           Nine months ended September 30, 1996 and 1995 and
             three months ended September 30, 1996 and 1995
                              (Unaudited)


(amounts in unit dollars)
                                 Nine months ended    Three months ended
                                ended September 30,  ended September 30,
                                   1996      1995       1996      1995
                                _________ _________  _________ _________
Operating revenue:
  Coal royalties              $    50,905    55,700     24,143    25,315
  Oil and gas royalties           592,658   341,459    209,047   136,906
  Oil and other mineral lease
   rentals and bonuses            216,551   359,835     73,870    88,372
  Food sales                      825,683   597,760    253,279   198,540
                                _________ _________  _________ _________
    Total operating revenue     1,685,797 1,354,754    560,339   449,133

Operating expenses:
  Cost of food sales              339,502   243,586    103,689    80,855
  Food operations                 630,996   357,224    219,172   137,192
  General and administrative
   expenses                       316,491   371,074     69,093   144,607
                                _________ _________  _________ _________
    Total operating expenses    1,286,989   971,884    391,954   362,654

    Operating income              398,808   382,870    168,385    86,479

Nonoperating income:
  Investment income               461,616   454,356    134,046   154,803
  Gain on sale of real estate       5,970    55,682        245    53,888
  Other                             2,259    12,022      2,139        85
                                _________ _________  _________ _________
    Total nonoperating income     469,845   522,060    136,430   208,776

    Earnings before income
     taxes                        868,653   904,930    304,815   295,255

Income taxes                      329,571   333,412    128,694   114,184
                                _________ _________  _________ _________
    Net earnings                  539,082   571,518    176,121   181,071

Retained earnings at
 beginning of period            8,910,623 8,771,546  9,180,655 9,068,535
Deduct cash dividends declared
 of $1.85 per share in 1996
 and 1995                       (686,475) (691,586)  (593,546) (598,128)
                                _________ _________  _________ _________
Retained earnings at end
 of period                    $ 8,763,230 8,651,478  8,763,230 8,651,478

Earnings per share            $      1.45      1.53        .47       .48

Weighted average number
 of shares of common
 stock outstanding                371,875   373,830    370,982   373,830

See accompanying notes to consolidated financial statements.




                   CENTRAL COAL & COKE CORPORATION

                Consolidated Statements of Cash Flows

            Nine months ended September 30, 1996 and 1995
                              (Unaudited)


(amounts in unit dollars)
                                                   1996         1995
                                                __________   __________
Cash flows from operating activities:
  Net earnings                                $    539,082      571,518

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion and depreciation                      56,754       24,505
    Amortization of premiums and
     discounts of securities, net                (292,979)    (302,005)
    Gain on sale of real estate                    (5,970)     (55,682)
    Deferred income taxes                               16       10,000
    Gain on sale of equity securities             (90,076)     (26,307)
    Changes in assets and liabilities:
      Accounts receivable                           22,500       22,500
      Accrued interest receivable
       and other assets                             15,469        1,596
      Deferred oil lease bonus                     137,498       77,885
      Accounts payable and accrued expenses         26,703       32,710
      Federal and state income taxes             (151,403)      210,287
                                                __________   __________
   Total adjustments                             (281,488)      (4,511)
   Net cash provided by operating activities       257,594      567,007

Cash flows from investing activities:
  Addition to equipment and leasehold
   improvements                                   (69,951)    (221,511)
  Proceeds from matured/called investment
   debt securities                              10,000,000   13,250,000
  Purchases of investment debt securities      (8,785,769) (14,180,807)
  Proceeds from sale of real estate                  6,045       56,243
  Purchases of equity securities                 (444,047)     (51,546)
  Proceeds from sales of equity
   securities                                      357,747      183,819
                                                __________   __________
   Net cash provided by (used in)
    investing activities                         1,064,025    (963,802)

Cash flows from financing activities:
  Purchase of treasury stock                      (87,731)            0
  Payment of dividends                            (92,929)     (93,458)
                                                __________   __________
   Net cash used in financing activities         (180,660)     (93,458)

   Net increase (decrease) in cash and
    cash equivalents                             1,140,959    (490,253)

Cash and cash equivalents,
 beginning of period                               755,422    1,588,952
Cash and cash equivalents,
 end of period                                $  1,896,381    1,098,699

See accompanying notes to consolidated financial statements.

                   CENTRAL COAL & COKE CORPORATION

              Notes to Consolidated Financial Statements

                        September 30, 1996


Note (1) Basis of Presentation:

     In the opinion of the Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the periods ended September 30, 1996 and 1995.

Oil Lease Bonuses

     Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities:

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at September 30, 1996 and December 31, 1995 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
September 30, 1996      cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  7,416,674       2,536           0   7,419,210

Available-for-sale:
  Equity securities   $    668,672     171,494    (33,817)     806,349

December 31, 1995
_________________
Held-to-maturity:
  U. S. government
   securities         $  8,337,926      15,527       (742)   8,352,711

Available-for-sale:
  Equity securities   $    492,296     111,891    (27,438)     576,749

                   CENTRAL COAL & COKE CORPORATION

             Notes to Consolidated Financial Statements


Note (3) Food Operations

     Food operations of the Company's fast food bagel and delicatessen business includes the following expenses for the nine months and three months ended September 30, 1996 and 1995:

                             Nine months              Three months
                         ended September 30,       ended September 30,
                           1996        1995         1996        1995
                        __________  __________   __________  __________
Salaries and wages    $    249,306     157,928       83,602      56,833
Occupancy expense           95,898      58,405       38,274      22,255
Depreciation expense        47,152      19,923       21,247       8,983
Utility expense             31,212      18,213       10,247       7,142
Other expenses             207,428     102,755       65,802      41,979
                        __________  __________   __________  __________
                      $    630,996     357,224      219,172     137,192

Note (4) Dividends

     During the quarter ended September 30, 1996, the Company's Board of Directors declared a $1.60 dividend per share which is payable
November 1, 1996.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


There was no significant change in the financial condition of the Registrant during the first nine months of 1996 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

Revenue from coal royalties was down slightly in the first nine months of 1996 from the first nine months of 1995 and in the third quarter of 1996 from the third quarter of 1995, in both cases due to a decrease in production.

Revenue from oil and gas royalties was up substantially in the first nine months of 1996 over the first nine months of 1995 and in the third quarter of 1996 over the third quarter of 1995, due primarily to higher production and somewhat higher oil prices. Revenue from oil and other lease rentals and bonuses was down substantially in the first nine months of 1996 from the first nine months of 1995 and was down somewhat in the third quarter of 1996 from the third quarter of 1995, due to fewer new leases being made in 1996. Four new leases which paid substantial bonuses were made during the first nine months of 1995, while only two new leases were made during the first nine months of 1996.

Revenue from food sales shows a substantial increase in the first nine months of 1996 over the first nine months of 1995 (over a 38% increase) and in the third quarter of 1996 over the third quarter of 1995 (a 28% increase). This results from the operation of Beekman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (hereinafter "Beekman's"). During the first six months of 1995, only two fast food bagel and delicatessen facilities were in operation (Athens, Ohio and Columbus, Ohio), and a third facility was opened in State College, Pennsylvania in the third quarter of 1995. These three facilities were fully operational during the entire first nine months of 1996. A fourth facility was opened in May of 1996 in an area of San Diego, California known as Pacific Beach, however, its contribution to food sales revenue was not great during the year-to-date period since it only commenced operations in late May.

Revenue from investment income was slightly higher in the first nine months of 1996 over the first nine months of 1995 due to a somewhat greater rate of return on investments during the current period even though there was a slightly smaller amount of funds being invested in the current period. However, revenue from investment income was actually down (approximately 13%) in the third quarter of 1996 compared to the third quarter of 1995 due to a smaller amount of funds being invested overall, and a somewhat reduced rate of return on investments during the third quarter.

Revenue from gain on sale of real estate was down substantially in the third quarter of 1996 from the third quarter of 1995 and the corresponding year-to-date periods, due to certain nonrecurring sales of real estate which occurred in the third quarter of 1995 with no such comparable sales in 1996. Other income was down in the first nine months of 1996 compared to the first nine months of 1995 because in the second quarter of 1995 the Registrant recognized a gain from the sale of timber on certain of its real properties which did not recur in 1996.

Included in operating expenses are costs of food sales and food operations. Both occur in connection with the fast food bagel and delicatessen business now being conducted by Beekman's as discussed above. The primary reason for the increased amount of expenditures in these categories in the first nine months of 1996 over the first nine months of 1995 and in the third quarter of 1996 over the third quarter of 1995, is the same as explained above in connection with revenue from this operation, that during the 1995 periods there were fewer facilities in operation than in the corresponding periods in 1996. General and administrative expenses were down in the first nine months of 1996 from the first nine months of 1995 and in the third quarter of 1996 from the third quarter of 1995, due to reduced payments to outside service providers.

During the third quarter of 1996, Congress passed and President Clinton signed legislation increasing the minimum wage in two increments. Since Beekman's employs a number of workers at the prevailing minimum wage, an increase in labor expense is anticipated, but at this time the Registrant is unable to predict the effect of this increase on its net income from this operation.

Income taxes were somewhat lower for the first nine months of 1996 than for the first nine months of 1995 as a result of decreased earnings before income taxes.

There was positive net cash provided by operating activities in the first nine months of 1996, but not as much as in the first nine months of 1995. This variance was attributable to substantial tax refunds received in 1995 which increased cash flow, while in the 1996 period substantial estimated and other income tax payments were required which decreased cash flow. There was somewhat less net proceeds from investment debt securities in the first nine months of 1996 than in the first nine months of 1995, due to the timing of maturities.

The Board of Directors declared a dividend of $.25 per share which was paid on May 1, 1996 and another dividend of $1.60 per share which was paid on November 1, 1996. This aggregates to $1.85 per share for 1996, and this is the same amount as was paid out in dividends per share in 1995.

Regarding capital commitments, as discussed above, a fourth fast food bagel and delicatessen business facility was opened by Beekman's during the second quarter of 1996 in San Diego, California. The estimated total capital commitment in connection with opening this new facility will aggregate approximately $100,000. Although efforts continue to locate and open additional facilities for Beekman's, at this time there are no specific proposals for new locations. Other than capital expenditures in connection with this operation, the Registrant has no specific commitment for material capital expenditures at the present time. However, the Registrant continues to actively pursue other business opportunities which will result in a more productive deployment of its assets and ultimately increase earnings. As reflected in the accompanying consolidated financial statements and as is discussed above, aggressive pursuit of development of increased royalty income from oil and gas properties has resulted in increased royalty revenue during 1996. Management continues to aggressively pursue development of such income from its real property and mineral interests.

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


                                   Date: November 14, 1996

                                     By: Gary J. Pennington
                                            (Signature)

                                         Gary J. Pennington,
                                        Assistant Secretary-
                                     General Manager, Principal
                                   Financial and Accounting Officer



                                   Date: November 14, 1996

                                     By: Leonard L. Noah
                                           (Signature)

                                         Leonard L. Noah,
                                     Vice President, Treasurer