Form 10-K405
period 1996-12-31
CENTRAL COAL & COKE CORP
filed 1997-03-31
CIK 18605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                             __________________


                                  FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1996


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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (173,167 shares), as of February 14, 1997 was $5,281,593.50.

The number of shares outstanding of the issuer's only class of common stock as of December 31, 1995, is as follows:

             Common Stock ($1.00 Par Value) . . . . . . 365,366
       (This figure does not include 11,322 shares of treasury stock)

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to security holders for fiscal year ended December 31, 1996, captioned "Selected Consolidated Financial Data," "Management's Discussion & Analysis of Financial Condition & Results of Operations" and "Market for Registrant's Common Equity and Related Stockholder Matters." (Part II)

     Definitive Proxy Statement furnished to security holders and the Securities and Exchange Commission on March 20, 1997, relative to the Annual Meeting of Stockholders to be held on April 16, 1997. (Part III)


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                  PART I

ITEM 1.  BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS. During the year 1993, the registrant formed a new wholly-owned subsidiary corporation which was authorized to become involved in a newly created fast food bagel and delicatessen business located in Athens, Ohio, near the campus of Ohio University. The business commenced operation during the fourth quarter of 1993. A second facility located in Columbus, Ohio, near the campus of Ohio State University, opened during the third quarter of 1994. As of December 31, 1994, the subsidiary was merged with and into Beekman's Deli Systems, Limited Liability Company, an Ohio limited liability company in which the registrant is a majority member and a wholly-owned subsidiary of the registrant is the only other member, and this business segment is now being conducted by the limited liability company. A third facility was opened in State College, Pennsylvania in the third quarter of 1995, and a lease was signed on a new facility located in an area of San Diego, California known as Pacific Beach early in 1996. The results of operation of the Pacific Beach location have been disappointing and it is scheduled to be closed upon termination of the Lease as of March 31, 1997. The registrant had invested approximately $819,000 in the aggregate in this venture as of December 31, 1996. Other than the expansion of that venture, since the beginning of the fiscal year there have been no material changes or developments in the business done or intended to be done by registrant. However, as described more fully in Management's Discussion & Analysis of Financial Condition & Results of Operations described in Item 7 of this report, it had previously been anticipated that the business of that venture would be expanded into additional locations but the operating results of the venture have been mixed, and management of the registrant is rethinking its strategy. The initial two locations operate profitably, but overall profitability has not been achieved, and the registrant may not follow through with the anticipated expansion. Also, management continues to investigate other activities involving deployment of registrant's assets in an effort to increase earnings. Since the beginning of the fiscal year, there have been no bankruptcy, receivership or similar proceedings with respect to the registrant; there has been no material reclassification, merger or consolidation of the registrant; there has been no acquisition or disposition of any material amount of assets otherwise than in the ordinary course of business; and there has been no material change in the mode of conducting the business of the registrant.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. During the year 1996, the registrant had two reportable segments which are identified as the Energy Business Segment and the Retail Food Business Segment. See footnote 10 to the accompanying consolidated financial statements for more detail as to these separate Business Segments and financial information with respect thereto. There were no separate segments of the registrant prior to 1993.

     (c) NARRATIVE DESCRIPTION OF BUSINESS. One business activity of the registrant consists of the management of its interests in real properties and as discussed above is now identified as the Energy Business Segment. Such real property interests have been held and managed by registrant for lease to others for exploration for and the extraction of coal and oil and gas and for surface use. From time to time sales of portions of such properties have been made. During 1994 the registrant sold forty (40) acres of surface land located in Macon County, Missouri and the timber rights on some adjoining property which generated a gain of approximately $33,000, and in 1995 sold approximately 4.41 additional acres of surface land in that county generating a gain of $2,141.58 and 40 additional acres of timber rights were sold for $8,900. In 1996 the registrant sold 7.25 acres of real property in Sebastian County, Arkansas, for $6,050, and in 1995 had sold 103 acres of surface land in that county for a gain of $56,768. Also sold in 1996 was 45 acres of real property in Pittsburg County, Oklahoma for $31,500. The properties owned at the end of the fiscal year are described in Item 2. As described more fully in Item 1(a) above, a subsidiary of the registrant began operation in late 1993 of a fast food bagel and delicatessen business located in Athens, Ohio, and opened an additional facility in Columbus, Ohio in 1994, and State College, Pennsylvania in 1995, and Pacific Beach in San Diego, California in 1996. Additionally, the registrant continues to examine and evaluate the deployment of its assets and owned and operated enterprises as described above. During the last five years, the registrant reviewed at least six possible new business opportunities in addition to the fast food bagel and delicatessen business described above, resulting in a formal bid for one company which was not accepted, rejected two other opportunities as not suitable, and another such opportunity reviewed was taken off the market. Also, during 1993 the registrant commenced a voluntary program of reforestation on reclaimed open pit coal mining property located in Arkansas and Oklahoma. The program was not federally or state mandated, but was undertaken to enhance the value of its real property and in furtherance of its concept of social responsibility. Some additional reforestation on its properties in Arkansas has been commenced in line with this program, but it is not anticipated that the expenses in connection therewith will exceed $2,000. Thus, the financial impact upon the registrant, both in terms of short-term expenditures and future income should not be material.

     Another business activity of registrant consists of the ownership and management of its investment portfolio of marketable securities and United States government and agency obligations.

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

     There are no patents, trademarks, licenses, franchises and concessions held by registrant, other than a U.S. Service Mark for the service mark "BAGELWICH," and a pending U.S. Service Mark Application for registration of the service mark "BEEKMAN'S BAGEL" held by a subsidiary of registrant in connection with the fast food bagel and delicatessen business described above.

     To the extent that the fast food bagel and delicatessen facilities are located at or near college campuses as described above, sales are somewhat greater when school is in regular session and the full student body is present on campus, and this could be considered "seasonal." Other than that, no business of any industry segment of the registrant is or may be seasonal.

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

       (1)  REAL PROPERTY INTERESTS IN THE STATE OF ARKANSAS.

          The registrant is the owner of approximately 1,701 acres in fee simple, of minerals underlying approximately 16,404 additional acres, and of a number of town lots in three small towns, all in Sebastian County, Arkansas, having sold approximately 103 acres of surface in 1995, and 7.25 Acres in 1996.

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

          Of the 13,600 acres currently under a coal lease to the assignee of Bethlehem Steel Corporation as described in the preceding paragraph, 10,537.23 acres were leased to C.D. Exploration, Inc. in 1995 under an Oil
& Gas Lease for a term of five years, for which the lessee paid a bonus of approximately $105,000. An additional 414 acres were leased in 1994 under three separate oil and gas leases (two to the same lessee), one for a three year term and the other two for five year terms. An additional 1,483.31 acres were leased in 1996 in one oil and gas lease for a term of five years. As yet there is no production under any of these leases. In addition, registrant has fractional royalty interests in 8 small producing gas wells which are located on a 5,354 acre tract of which registrant owns 1,044 acres.

       (2)  REAL PROPERTY INTERESTS IN THE STATE OF TEXAS.

          The registrant was the owner of practically all of the mineral interests in approximately 90,551 acres located in the Texas counties of San Jacinto, Walker and Montgomery, of which approximately 82,674 acres were under a reservation (in a deed of December, 1935) which covered all oil, gas, sulphur and other minerals on, in, under or that may be produced from the lands for a period commencing with the date of the deed and ending on January 1, 1985, and provided further that if on said latter date minerals were being produced in paying quantities then the reservation would be extended for a five-year period as to an area of one square mile of which the well is the center and for subsequent extensions for additional five-year periods so long as paying operations are being conducted on the premises. The right to prospect for and mine and remove minerals was further limited by various requirements of the United States. As described in Item 2(a) above, this reservation expired on January 1, 1985, and the wells then producing on such properties permitted the registrant to retain until January 1, 1990, about 6,280 acres in the Mercy Field, West Mercy Field and Moroil Field, and as of January 1, 1995, the registrant continued to retain 4,017 of such acres, while production continues. The reservation is extended for an additional five-year term ending January 1, 2000, at the end of which this acreage will be lost if there is no production then continuing.

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

          The registrant leased approximately 9339 acres of its real property in Vernon Parish, Louisiana, for a term of four years, pursuant to the exercise of a geo-option made in early 1991. This lease was extended for an additional year in 1995, and one well was drilled but it turned out to be a "dry hole," and there was no production. If there is no further attempted production by December, 2006, the registrant's rights in this property will expire.


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

        (4)  REAL PROPERTY INTERESTS IN OKLAHOMA AND KANSAS.

          The registrant is the owner of interests in real property in three counties in eastern Oklahoma and three counties in southeast Kansas, which ownership consists of approximately 1,385 acres in fee simple, and approximately 13,511 additional acres of underlying minerals. A substantial part of such 13,511 acres of mineral ownership is described in the conveyances or reservations giving rise to such ownership as "coal" or "coal and asphaltic minerals."

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



                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information required by this item is set forth on the back cover of the Annual Report as of December 31, 1996, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is set forth under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" in the Annual Report as of December 31, 1996, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth under the caption "MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS" in the Annual Report as of December 31, 1996, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required by this item are as follows:

     Consolidated Balance Sheets as of December 31, 1996 and 1995;

     Consolidated Statements of Earnings - Years ended December 31, 1996, 1995 and 1994;

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994;

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

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth on pages 2, 3 and 4 of registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934, under the caption "ELECTION OF DIRECTORS", which portion of said definitive proxy statement is incorporated herein by this reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth on pages 2, 3 and 4 of registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934, under the caption "ELECTION OF DIRECTORS", which portion of said definitive proxy statement is incorporated herein by this reference.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth on pages 2, 3 and 4 of registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934, under the caption "ELECTION OF DIRECTORS," which portion of said definitive proxy statement is incorporated herein by this reference.


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

     1.   Independent Auditors' Report

     2.   Consolidated Financial Statements:

             Consolidated Balance Sheets as of December 31, 1996 and 1995

             Consolidated Statements of Earnings - Years ended December 31, 1996, 1995 and 1994

             Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1995 and 1994

             Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

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

          (10) Material Contracts:

          (iii)(A)  Central Coal & Coke Corporation's Directors Non-

          Qualified Stock Option Plan is incorporated herein by reference to Exhibit (10)(iii)(A) to the Annual Report on Form 10-K for the registrant for the fiscal year ended December 31, 1994. This Plan was approved by the registrant's stockholders at the Annual Meeting held April 19, 1995, and is discussed in the Definitive Proxy

          Statement for that meeting previously filed with the Commission and in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 1997 previously filed with the Commission.

          (13) Portions of the Annual Report to security holders for year ended December 31, 1996 captioned "Selected Consolidated Financial Data," "Management's Discussion & Analysis of Financial Condition & Results of Operations" and "Market for Registrant's Common Equity and Related Stockholder Matters."

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

Date:  March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By    /s/ Beekman Winthrop
                                         ________________________________
                                         Beekman Winthrop, President
                                         Principal Executive Officer
Date: March 26, 1997


                                           /s/ Gary Pennington
                                         ________________________________
                                         Gary J. Pennington
                                         General Manager, Principal
                                         Financial Officer, and
Date: March 26, 1997                     Principal Accounting Officer


                                     By    /s/ Leonard Noah
                                         ________________________________
                                         Leonard Noah, Director
Date: March 26, 1997


                                     By    /s/ Beekman Winthrop
                                         ________________________________
                                         Beekman Winthrop, Director
Date: March 26, 1997


                                     By    /s/ Ernest N. Yarnevich, Jr.
                                         ________________________________
                                         Ernest N. Yarnevich, Jr., Director

               CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                            KANSAS CITY, MISSOURI


                  Index to Consolidated Financial Statements

Independent Auditors' Report

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1996 and 1995

    Consolidated Statements of Earnings - years ended December 31, 1996,
       1995 and 1994

    Consolidated Statements of Stockholders' Equity - years ended December
       31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows - years ended December 31, 1996,
       1995 and 1994

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Coal & Coke Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                              KPMG Peat Marwick, LLP

Kansas City, Missouri
January 17, 1997


               CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                            KANSAS CITY, MISSOURI

                        Consolidated Balance Sheets

                         December 31, 1996 and 1995

(amounts in unit dollars)
ASSETS                                          1996         1995
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,342,844      755,422
  Accounts receivable                               22,500       22,500
  Securities maturing within one year,
   at amortized cost (note 2)(fair value
   $7,420,525 in 1996 and $8,352,711 in 1995)    7,420,236    8,337,926
  Accrued interest receivable                            0       38,724
  Income Tax Receivable                              8,697            0
  Other                                             56,238       43,836
                                                __________   __________
Total current assets                             8,850,626    9,198,408

Equity securities, at fair value (note 2)          799,210      576,749

Coal deposits, real estate, equipment
 and leasehold improvements (notes 3 and 4):
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      28,868       29,320
  Equipment and leasehold improvements             436,230      379,164
                                                __________   __________
                                                 2,107,968    2,051,354
  Less accumulated depletion, depreciation
   and amortization                                720,336      644,965
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements       1,387,642    1,406,389
                                                __________   __________
                                              $ 11,181,546   11,181,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses             26,926       25,534
  Deferred oil lease bonus                          74,166            0
  Federal and state income taxes (note 5)                0      218,527
                                                __________   __________
Total current liabilities                          101,092      244,061

Deferred income taxes                               89,004       38,138

Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares           376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                              9,014,238    8,910,323
                                                __________   __________
                                                11,022,126   10,918,511
  Less cost of 11,322 shares in 1996 and
   2,858 shares in 1995 held in treasury           335,389       74,058
  Net unrealized appreciation (depreciation)
   of investments available-for-sale, net of
   deferred taxes of $29,559 and $11,164
   in 1994                                         160,645       54,894
                                                __________   __________
Total stockholders' equity                      10,847,382   10,899,347
                                                __________   __________
                                              $ 11,037,478   11,181,546

See accompanying notes to consolidated financial statements.


              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                            KANSAS CITY, MISSOURI

                   Consolidated Statements of Earnings

               Years ended December 31, 1996, 1995 and 1994


(amounts in unit dollars)
                                           1996      1995      1994
                                           _________ _________ _________
Operating revenue:
  Coal royalties (note 3)                $    97,731   102,779    97,303
  Oil and gas royalties                      776,732   460,597   474,290
  Oil and other mineral lease rentals
   and bonuses                               284,545   437,720   114,065
  Food sales                               1,117,793   870,380   406,291
                                           _________ _________ _________
    Total operating revenue                2,276,801 1,871,476 1,091,949

Operating expenses:
  Cost of food sales                         459,803   355,500   160,587
  Food operations (note 12)                  833,698   538,004   243,263
  General and administrative expenses        444,058   483,619   363,933
                                           _________ _________ _________
    Total operating expenses               1,737,559 1,377,123   767,783

    Operating income                         539,242   494,353   324,166

Nonoperating income:
  Investment income (note 2)                 555,674   618,648   433,812
  Gain on sale of real estate                 37,024    68,162    32,925
  Other                                        2,273     2,077       122
                                           _________ _________ _________
    Total nonoperating income                594,971   688,887   466,859

    Earnings before income taxes           1,134,213 1,183,240   791,025

Income taxes (note 5)                        344,123   352,578   321,611

    Net earnings                             790,090   830,662   469,414

Earnings per share                       $      2.13      2.22      1.26

Weighted average number of
 shares of common stock
 outstanding                                 371,507   373,830   373,830

See accompanying notes to consolidated financial statements.


            CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                          KANSAS CITY, MISSOURI

            Consolidated Statements of Stockholders' Equity

              Years ended December 31, 1996, 1995 and 1994


(amounts in unit dollars)
                                                         Net
                                                      unrealized
                                                     appreciation
                                                    (depreciation)
                Common  Addtnal   Retained  Treasury  available
                Stock   Capital   Earnings  Stock      for sale  Total
                _______ _________ _________ _________  ________  __________

Balance,
 12/31/93       376,688 1,631,200 8,675,962  (74,058)         0  10,609,792

Net Earnings          0         0   469,414         0         0     469,414
Cash dividends
 ($1.00 per
 share)               0         0 (373,830)         0         0   (373,830)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0         0         0   (20,732)   (20,732)

Balance,
 12/31/94       376,688 1,631,200 8,771,546  (74,058)   (20,732) 10,684,644

Net Earnings          0         0   830,662         0          0    830,662
Cash dividends
 ($1.85 per
 share)               0         0 (691,585)         0          0  (691,585)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0         0         0     75,626     75,626

Balance,
 12/31/95       376,688 1,631,200 8,910,623  (74,058)     54,894 10,899,347

Net Earnings          0         0   790,090         0          0    790,090
Cash dividends
 ($1.85 per
 share)               0         0 (686,475)         0          0  (686,475)
Purchase of
 8,464 shares
 of common
 stock for
 treasury             0         0         0 (261,331)          0  (261,331)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0         0         0    105,751    105,751

Balance,
 12/31/96       376,688 1,631,200 9,014,238 (335,389)    160,645 10,847,382


See accompanying notes to consolidated financial statements.



              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                  Consolidated Statements of Cash Flows

              Years ended December 31, 1996, 1995 and 1994


(amounts in unit dollars)
                                   1996         1995         1994
                                   ___________  ___________  ___________
Cash flows from operating
 activities:
  Net earnings                   $     790,090      830,662      469,414

  Adjustments to reconcile net
   earnings to net cash provided by
   operating activities:
    Depletion, depreciation
     and amortization                   79,000       55,837       22,671

    Gain on sale of real estate       (37,024)     (68,162)     (32,925)
    Gain on sale of equity
     securities                       (66,389)     (52,880)     (26,331)
    Write-off of leasehold
     improvements                       17,029            0            0
    Amortization of premiums and
     discounts of securities, net    (393,869)    (407,477)    (165,802)
    Deferred income taxes              (6,076)      (1,421)            0
    Changes in assets and
     liabilities:
      Receivables and other assets      26,322      (1,057)       32,777
      Accounts payable and accrued
       expenses                          1,392        8,213        8,414
      Deferred oil lease bonus          74,166            0            0
      Federal and state income
       taxes                         (227,224)      178,812     (22,683)

                                   ___________  ___________  ___________
Net cash provided by operating
    activities                         257,417      542,527      285,535

Cash flows from investing
 activities:
  Proceeds from matured/called
   investment debt securities       17,500,000   20,790,000   12,390,000
  Purchases of investment debt
   securities                     (16,188,441) (21,507,820) (11,784,302)
  Proceeds from sale of land            37,476       68,737       33,500
  Purchases of equity securities     (524,213)    (120,927)    (822,089)
  Proceeds from sales of equity
   securities                          530,834      320,376      209,555
  Capital expenditures                (77,734)    (234,838)     (78,932)
                                   ___________  ___________  ___________
Net cash provided (used) by
 investing activities                1,277,922    (684,472)     (52,268)

Cash flows from financing
 Activities:
  Dividends paid                     (686,475)    (691,585)    (373,830)
  Purchase of common stock for
   treasury                          (261,311)            0            0
                                   ___________  ___________  ___________
Net cash used in financing
 activities                          (947,806)            0            0


   Net increase (decrease) in cash
      and cash equivalents             587,533    (833,530)    (140,563)

Cash and cash equivalents,
 beginning of year               $     755,422    1,588,952    1,729,515
Cash and cash equivalents,
 end of year                     $   1,342,955      755,422    1,588,952

Income taxes paid during period  $     577,423      173,766      344,294

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

 Investment Securities

Investments in debt and certain equity securities are classified in one of three categories: (1) held-to-maturity securities, which are carried at amortized cost; (2) trading securities, which are carried at fair value, with unrealized gains and losses included in earnings; and (3) available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of related income taxes until realized.

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

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


 Depreciation, Depletion and Amortization

Equipment and leasehold improvements are depreciated/amortized using the straight-line method over their estimated useful lives or lease terms which range from one to ten years.

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

 Stock Option Plan

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note 11).

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements



 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

 Earnings and Dividends Per Common Share

Earnings per common share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the year. Dividends per share are based on the number of shares outstanding on the dividend dates of record.

(2)     Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at December 31, 1996 and 1995 are presented below. Substantially all equity securities represent common stocks of domestic corporations.

                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
1996                    cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   agency securities  $  7,420,236         333          44   7,420,525

Available-for-sale:
  Equity securities   $    552,064     255,193     (8,047)     799,210

1995
_________________
Held-to-maturity:
  U. S. government
   securities         $  6,356,767       8,622       (340)   6,365,049
  U. S. government
   agency securities     1,981,159       6,905       (402)   1,987,662
                        __________  __________  __________  __________
                      $  8,337,926      15,527       (742)   8,352,711
Available-for-sale:
  Equity securities   $    492,296     111,891    (27,438)     576,749

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


At December 31, 1996 and 1995, all U. S. government and government agency securities mature within one year.

Investment income consists of the following for each of the years in the three-year period ended December 31, 1996:

                                    1996        1995        1994
                                    __________  __________  __________
Interest                               477,158     545,016     395,959
Dividends                               12,127      20,752      11,522
Gross gains on sales of equity
 securities                            133,030      63,764      40,251
Gross losses on sales of equity
 securities                           (66,641)    (10,884)    (13,920)
                                    __________  __________  __________
                                       555,674     618,648     433,812

(3)     Coal Deposits

The rights to 14,000 acres of coal deposits totaling approximately 84,000,000 tons of coal in place (of which from 50% to 90% could be expected to be recoverable) are leased under agreements which extend for periods of two to twenty years. The agreements provide for minimum annual royalties of $94,600. Coal deposits aggregating approximately 92,000,000 tons in place with a net carrying value of approximately $710,000 at December 31, 1996 are not presently leased or producing coal in commercial quantities.

(4)     Mineral Rights

At December 31, 1996, the Company owns approximately 64,000 acres of mineral rights in Missouri, Kansas, Oklahoma, Arkansas, Louisiana and Texas.

(5)     Income Taxes

Total income taxes for the years ended December 31, 1996, 1995 and 1994 were allocated as follows:

                                    1996        1995        1994
                                    __________  __________  __________
Income tax expense                     344,123     352,578     321,611
Stockholders' equity, for unrealized
 appreciation (depreciation) on
 equity securities                      56,942      40,723    (11,164)
                                    __________  __________  __________
                                       401,065     393,301     310,447

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


The components of income tax expense are as follows:

                                 1996      1995      1994
                                 ________  ________  ________
Federal                        $  304,988   382,011   268,467
State                              39,135  (29,433)    53,144
                                 ________  ________  ________
Total income tax expense       $  344,123   352,578   321,611

Total income tax expense for 1996, 1995 and 1994 includes deferred income tax benefits of $(6,076), $(1,421) and $0, respectively.

Total income tax expense for 1996, 1995 and 1994 includes deferred income tax benefits Income tax expense has been provided at effective rates of 30.3%, 29.8% and 40.7% for the years ended December 31, 1996, 1995 and 1994, respectively. The reasons for the difference between the effective tax rates and the corporate federal income tax rates of 34.0% in 1996, 1995 and 1994 are as follows:

                                        Percentage of earnings
                                          before income taxes
                                          1996   1995   1994
                                          _____  _____  _____
Expected statutory tax rate                34.0%  34.0%  34.0%
State income taxes, net of federal
 income tax effect                          2.3  (1.6)    4.3
Depletion of coal deposits                (3.7)  (2.1)  (2.9)
Other, net                                (2.3)   (.5)    5.3
                                          _____  _____  _____
Effective tax rate                         30.3%  29.8%  40.7%

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

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

Deferred tax assets:                        1996      1995
                                            ________  ________
Writedown of coal deposits                    45,095    45,095
Coal development costs                        29,053    29,053
Fixed assets                                  17,086    10,611
Land sales                                    14,342    14,452
Organization costs                        $    3,034     6,000
Other nondeductible items                      4,547         0
                                            ________  ________
                                             113,157   105,211

Less valuation allowance                    (45,095)  (45,095)
                                            ________  ________
Deferred tax assets                           68,062    60,116

Deferred tax  liabilities:
Depletion and depreciation                  (70,565)  (68,695)
Unrealized appreciation  on available-
 for-sale securities                        (86,501)  (29,559)
                                            ________  ________
Deferred tax liabilities                   (157,066)  (98,254)

Net deferred tax asset (liability)        $ (89,004)  (38,138)

(6)     Pension Plan

The Company sponsored a defined contribution pension plan for eligible employees. Contributions to the plan were $1,055 and $1,052 in 1995 and 1994, respectively.

In September 1996, an amendment to the pension plan was approved by the Board of Directors. The amendment terminated the plan and all participants became 100% vested in their accounts. No new participants were eligible to participate in the plan after December 31, 1995.

(7)     Operating Leases

The Company has an operating lease on a month-to-month basis for its administrative office space in Kansas City, Missouri. In addition, the subsidiaries of the Company have operating leases for certain retail facilities. Rent expense for operating leases in the aggregate amounted to $142,190, $90,192 and $47,541 for the years ended December 31, 1996,
   1995 and 1994, respectively.

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


A summary of minimum lease commitments, all of which relate to the food operation, follows:

                  Year ended
                  December 31,
                  ____________
                  1997          $ 91,390
                  1998            69,020
                  1999            62,400
                  2000            45,000
                  2001            30,400

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

(9)     Related Party Transaction

During February 1994, an Investment Management Agreement was entered into between the Company and Woodwin Management, Inc. The Company's president is also the president, director and stockholder of Woodwin Management, Inc. Under this agreement, the Company has agreed to pay a fee at an annual rate of .50% of the market value of the assets under management. Woodwin Management, Inc. is managing the Company's equity securities portfolio. The fee paid in 1996, 1995 and 1994 to Woodwin Management, Inc. was $4,530, $3,625 and $1,845, respectively. In the opinion of management of the Company, the terms of this Investment Management Agreement are reasonable and competitive.

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


(10)     Business Segment Information

The Company operates in two business segments: energy and retail food. The energy segment consists of the leasing of real properties and mineral interests in the midwestern and southern United States to operating leasees. Coal royalties in 1996 were received from four customers, with 92% being received from one customer. Oil and mineral leases and bonuses were received from six customers in 1996, with 38% being recognized from the largest customer. Oil and gas royalties were received from four customers in 1996, with 97% being received from one customer. The retail food segment, which commenced in 1993, consists of the operation of a fast food bagel and delicatessen business with two locations in Ohio, one location in Pennsylvania and one location in California. Business segment information for 1996, 1995 and 1994 is as follows:

                                          Retail
1996                           Energy     food        Total
                               _________  _________   __________

Operating revenue            $ 1,159,008  1,117,793    2,276,081

Operating income (loss)      $ 1,155,701  (264,520)      891,181
General corporate expenses                             (351,939)
Investment income                                        555,674
Gain on sale of real estate                               37,024
Other                                                      2,273
                                                      __________
Earnings before income
 taxes                                              $  1,134,213

Depreciation and depletion   $     2,349     76,651       79,000

Capital expenditures         $         0     77,734       77,734

Identifiable assets          $ 1,123,661    349,099    1,472,760
Corporate assets                                       9,564,718
                                                      __________
Total assets                                        $ 11,037,478

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

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI

                 Notes to Consolidated Financial Statements


(11)     Stock Option Plan

In April 1995, the Company adopted a nonqualified stock option plan (the
   Plan) pursuant to which the Company's Board of Directors may grant stock options to Directors in lieu of cash compensation. The Plan authorizes grants of options to purchase up to 25,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have a term of ten years and vest and become fully exercisable on the date of grant.

During 1996, 2,500 options were granted with an exercise price of $30.50.
   During 1995, 2,500 options were granted with an exercise price of $29.00. No options were exercised during 1996 or 1995. At December 31, 1996, there were 20,000 shares available for grant under the Plan.

The per share weighted average fair value of stock options granted during 1996 and 1995 was $1.84 and $2.29 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1996 - expected dividend yield 6.0%, expected volatility of 9.0%, risk-free interest rate of 6.3% and an expected life of five years; 1995 - expected dividend yield 6.0%, expected volatility of 9.0%, risk-free interest rate of 6.3% and an expected life of five years.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            1996        1995
                                            __________  __________
                   Net Earnings:
                     As reported          $    790,790     830,662

                     Pro forma                 786,878     826,636

                   Earnings per share:
                     As reported                  2.13        2.22

                     Pro forma                    2.12        2.21

              CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                           KANSAS CITY, MISSOURI


                 Notes to Consolidated Financial Statements


(12)     Food Operations

Food operations of the Company's fast food bagel and delicatessen business includes the following expenses for the years ended December 31, 1996, 1995 and 1994:

                                 1996      1995      1994
                                 ________  ________  ________
Salaries and wages             $  341,856   228,950   113,996
Occupancy expense                 132,296    80,660    38,609
Depreciation and amortization
 expense                           76,651    53,435    20,330
Utility expense                    41,194    28,134    12,763
Other expenses                    241,701   146,825    57,565
                                 ________  ________  ________
                               $  833,698   538,004   243,263