Form 10-Q
period 1997-03-31
CENTRAL COAL & COKE CORP
filed 1997-05-15
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended March 31, 1997


                       Commission File No. 0-1392


            Central Coal & Coke Corporation and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105



                            Phone:  816-842-2430



              Common stock outstanding as of March 31, 1997
                      $1 par value; 365,366 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

               CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                             KANSAS CITY, MISSOURI

                               Table of Contents


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - March 31, 1997 and
             December 31, 1996

           Consolidated Statements of Earnings and Retained Earnings
             - Three months ended March 31, 1997 and 1996

           Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1996

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

                          Consolidated Balance Sheets

                      March 31, 1997 and December 31, 1996
                                  (Unaudited)

(amounts in unit dollars)
ASSETS                                          1997         1996
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,661,214    1,342,955
  Accounts receivable                                    0       22,500
  Securities maturing within one year,
   at amortized cost (note 2) (fair value
   $7,403,300 and $7,420,525 at March 31, 1997
   and December 31, 1996)                        7,406,846    7,420,236
  Income tax receivable                                  0        8,697
  Other                                             51,723       56,238
                                                __________   __________
Total current assets                             9,119,783    8,850,626

Equity securities, at fair value (note 2)          810,882      799,210

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      28,852       28,868
  Equipment and leasehold improvements             436,230      436,230
                                                __________   __________
                                                 2,107,952    2,107,968
  Less accumulated depletion and depreciation      738,281      720,326
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements       1,369,671    1,387,642

                                                __________   __________
                                              $ 11,300,336   11,037,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses       $     48,061       26,926
  Deferred oil lease bonus                          37,083       74,166
  Federal and state income taxes                    66,658            0
  Dividend Payable (note 4)                        182,683            0
                                                __________   __________
Total current liabilities                          334,485      101,092

Deferred income taxes                               85,662       89,004
Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares           376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                              9,053,251    9,014,238
                                                __________   __________
                                                11,061,139   11,022,126

  Less cost of 11,332 shares held in treasury      335,389      335,389
  Net unrealized appreciation of investments
   available for sale, net of deferred taxes
   of $83,159 and $86,501 at March 31, 1997
   and December 31, 1996                           154,439      160,645
                                                __________   __________
Total stockholders' equity                      10,880,189   10,847,382
                                                __________   __________
                                              $ 11,300,336   11,037,478

See accompanying notes to consolidated financial statements.



               CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                             KANSAS CITY, MISSOURI

                      Consolidated Statements of Earnings

                  Three months ended March 31, 1997 and 1996
                                  (Unaudited)


(amounts in unit dollars)
                                                1997         1996
                                                __________   __________
Operating revenue:
  Coal royalties                              $      1,565        1,969
  Oil and gas royalties                            307,709      187,745
  Oil and other mineral lease rentals
   and bonuses                                      80,196       69,735
  Food sales                                       258,996      290,135
                                                __________   __________
    Total operating revenue                        648,466      549,584

Operating expenses:
  Cost of food sales                               103,793      121,493
  Food operations                                  209,061      184,444
  General and administrative expenses              131,701      129,023
                                                __________   __________
    Total operating expenses                       444,555      434,960

    Operating income                               203,911      114,624

Nonoperating income:
  Investment income                                123,747      152,755
  Gain on sale of real estate                          785          785
  Other                                                 46           43
                                                __________   __________
    Total nonoperating income                      124,578      153,583

    Earnings before income taxes                   328,489      268,207

Income taxes                                       106,792       93,016
                                                __________   __________
    Net earnings                                   221,697      175,191

Retained earnings at beginning of period         9,014,238    8,910,623
Deduct cash dividends declared of $.25 per
 share in 1996 and 1995                          (182,684)     (92,929)
                                                __________   __________
Retained earnings at end of period            $  9,053,251    8,992,885

Earnings per share                            $        .61          .47

Weighted average number of shares of
 common stock outstanding                          365,366      372,936

See accompanying notes to consolidated financial statements.




               CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                             KANSAS CITY, MISSOURI

                    Consolidated Statements of Cash Flows

                 Three months ended March 31, 1997 and 1996
                                 (Unaudited)


(amounts in unit dollars)
                                                1997         1996
                                                __________   __________
Cash flows from operating activities:
  Net earnings                                $    221,697      175,191

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion and depreciation                      17,956       15,976
    Amortization of premiums and
     discounts of securities, net                 (97,135)     (96,692)
    Deferred income taxes                                0           16
    Gain on sale of real estate                      (785)        (785)
    Gain on sale of equity securities             (12,364)     (25,497)
    Changes in assets and liabilities:
      Accounts receivable                           22,500       22,500
      Accrued interest receivable
       and other assets                             13,212        8,776
      Deferred oil lease bonus                    (37,083)       78,750
      Accounts payable and accrued expenses         21,135      (3,547)
      Federal and state income taxes                66,658     (63,062)
                                                __________   __________
   Total adjustments                               (5,906)     (63,565)
   Net cash provided by operating activities       215,791      111,626

Cash flows from investing activities:
  Capital Expenditures                                   0      (1,467)
  Proceeds from matured/called investment
   debt securities                               7,500,000    1,500,000
  Purchases of investment debt securities      (7,389,475)  (1,465,232)
  Proceeds from sale of land                           800          799
  Purchases of equity securities                  (68,811)    (115,203)
  Proceeds from sales of equity
   securities                                       59,954      187,499
                                                __________   __________
   Net cash used in investing activities           102,468      106,396

Cash flows from financing activities - purchase
 of treasury stock                                       0     (64,481)

   Net increase in cash and cash equivalents       318,259      153,541

Cash and cash equivalents,
 beginning of period                             1,342,955      755,422
Cash and cash equivalents,
 end of period                                $  1,661,214      908,963

See accompanying notes to consolidated financial statements.

               CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                             KANSAS CITY, MISSOURI

                  Notes to Consolidated Financial Statements

                               March 31, 1997


Note (1) Basis of Presentation:

     In the opinion of the Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

Oil Lease Bonuses

     Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities:

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at March 31, 1997 and December 31, 1996 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
March 31, 1997          cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  7,406,846           0     (3,546)   7,403,300

Available-for-sale:
  Equity securities   $    573,284     265,275    (27,677)     810,882

December 31, 1996
_________________
Held-to-maturity:
  U. S. government
   securities         $  7,420,236         333        (44)   7,420,525

Available-for-sale:
  Equity securities   $    552,064     255,193     (8,047)     799,210

               CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                             KANSAS CITY, MISSOURI

                   Notes to Consolidated Financial Statements

Note (3) Food Operations

     Food operations of the Company's fast food bagel and delicatessen business includes the following expenses for the nine months and three months ended September 30, 1996 and 1995:

                             Three months
                            ended March 31,
                           1997        1996
                        __________  __________
Salaries and wages    $     82,802      76,922
Occupancy expense           37,338      22,395
Depreciation expense        15,135      13,150
Utility expense              8,725       9,607
Other expenses              65,061      62,370
                        __________  __________
                      $    209,061     184,444

Note (4) Dividends

     During the quarter ended March 31, 1997 the Company's Board of Directors declared a $.50 dividend per share which is payable
May 1, 1997.





              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


There was no significant change in the financial condition of the Registrant during the first quarter of 1997 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

Revenue from oil and gas royalties increased almost 64% in the first quarter of 1997 over the first quarter of 1996 due to greater production and somewhat higher oil prices. Revenue from oil and other mineral lease rentals and bonuses was up approximately 15% in the first quarter of 1997 from the first quarter of 1996. One component of revenue from this source is lease rentals and the amount of that component was approximately the same in the first quarter of 1996 as in the first quarter of 1997. However, the balance of revenue from this source is from lease bonuses, and as explained in Note 1 to the accompanying consolidated financial statements, these bonuses are deferred and taken into income over future periods. Differences in the amounts of the bonuses actually received during the respective quarters, and the timing differences of recognizing these amounts as income, accounts for the difference in these components in the two periods under comparison.

Revenue from food sales shows a modest decrease in the first quarter of 1997 from the first quarter of 1996. Revenue from this source results from the operation of Beckman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (hereinafter
"Beekman's"). At the beginning of 1996, there were three fast food bagel and delicatessen facilities in operation (Athens, Ohio, Columbus, Ohio and State
College, Pennsylvania). A fourth facility was opened in May of 1996 in an area of San Diego, California known as Pacific Beach, however, this facility was closed at the end of March 1997 because of disappointing sales. Overall, sales from the facilities fell somewhat during the first quarter of 1997 compared to the first quarter of 1996, and this accounts for the reduction in revenue from this category.

Revenue from investment income was approximately 19% lower in the first quarter of 1997 compared to the first quarter of 1996 due primarily to a somewhat reduced rate of return on investments during the current period.

Included in operating expenses are cost of food sales and food operations.
Cost of food sales was down somewhat in the first quarter of 1997 from the first quarter of 1996 as this is directly related to food sales made which, as explained above, was down somewhat in that current quarter from the prior quarter under comparison. However, expenses characterized as food operations actually increased in the first quarter of 1997 over the first quarter of 1996. These are expenses not directly tied to sales, and were higher in the current period because there were four facilities in operation during the current quarter and only three facilities in operation during the prior quarter under comparison.

As discussed in recent quarters, last year legislation was passed increasing the federal minimum wage. Beekman's employs a number of workers at the prevailing minimum wage, and thus is experiencing somewhat increased labor expenses. However, this increase in minimum wage has not been in effect long enough for Beekman's to determine its overall effect on net income from this operation.

Income taxes were somewhat higher for the first quarter of 1997 than in the first quarter of 1996 as a result of increased earnings before income taxes.



In February 1997, that Financial Accounting Standards Board issued Statement
No. 128, "Earnings Per Share," which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Registrant's fiscal year ending December 31, 1997. Retroactive application will be required.
The Registrant believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

Cash flows provided by operating activities increased in the first quarter of 1997 over the first quarter of 1996. This increase was attributable to higher net earnings in first quarter of 1997 and an increase in liabilities for accounts payable and income taxes payable partially offset by a decrease in liabilities for deferred oil lease bonuses. Additionally, cash flows were reduced in the first quarter of 1996 because of purchases of treasury stock, while there were no such purchases of treasury stock during the first quarter of 1997.

The Board of Directors declared a dividend of 50 cents per share payable on May 1, 1997.

The Registrant has no specific commitment for material capital expenditures at the present time. Previously, it had been anticipated that an expansion of the fast food and bagel delicatessen business conducted by Beekman's could create the need for additional capital, however, since overall profitability of that operation has not been achieved, the Registrant is not currently planning on following through with expansions of that business. However, the Registrant continues to actively pursue other business opportunities which will result in a more productive deployment of its assets and ultimately increase earnings. As is reflected in the accompanying consolidated financial statements and is discussed above, aggressive pursuit of development of increased royalty and bonus and rental income from oil and gas properties has resulted in increased revenue during 1997. Management continues to aggressively pursue development of such income from its real property and mineral interests, in order to further increase earnings.




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


                                   Date: May 15, 1997

                                     By: Gary J. Pennington
                                            (Signature)

                                         Gary J. Pennington,
                                        Assistant Secretary-
                                     General Manager, Principal
                                   Financial and Accounting Officer



                                   Date: May 15, 1997

                                     By: Leonard L. Noah
                                           (Signature)

                                         Leonard L. Noah,
                                     Vice President, Treasurer

