Form 10-Q
period 1997-06-30
CENTRAL COAL & COKE CORP
filed 1997-08-14
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended June 30, 1997


                       Commission File No. 0-1392


            Central Coal & Coke Corporation and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105



                            Phone:  816-842-2430



              Common stock outstanding as of June 30, 1997
                      $1 par value; 363,333 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

                    CENTRAL COAL & COKE CORPORATION

                           Table of Contents


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - June 30, 1997 and
             December 31, 1996

           Consolidated Statements of Earnings and Retained Earnings
             - Six and three months ended June 30, 1997 and 1996

           Consolidated Statements of Cash Flows - Six months ended June 30, 1997 and 1996

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

SIGNATURES


                    PART I - FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

                   CENTRAL COAL & COKE CORPORATION

                     Consolidated Balance Sheets

                 June 30, 1997 and December 31, 1996
                             (Unaudited)

(amounts in unit dollars)
ASSETS                                          1997         1996
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,462,544    1,342,955
  Accounts receivable                                    0       22,500
  Securities maturing within one year,
   at amortized cost (note 2) (fair value
   $7,451,640 and $7,420,525 at June 30, 1997
   and December 31, 1996)                        7,453,101    7,420,236
  Income tax receivable                                  0        8,697
  Other                                            105,753       56,238
                                                __________   __________
Total current assets                             9,021,398    8,850,626

Equity securities, at fair value (note 2)          876,617      799,210

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      28,852       28,868
  Equipment and leasehold improvements             436,230      436,230
                                                __________   __________
                                                 2,107,952    2,107,968
  Less accumulated depletion and depreciation      754,275      720,326
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements       1,353,677    1,387,642

                                                __________   __________
                                              $ 11,251,692   11,037,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses       $     42,064       26,926
  Deferred oil lease bonus                               0       74,166
                                                __________   __________
Total current liabilities                           42,064      101,092

Deferred income taxes                              126,914       89,004
Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares           376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                              9,230,590    9,014,238
                                                __________   __________
                                                11,238,478   11,022,126

  Less cost of 13,022 shares in 1997 and
   11,332 shares held in treasury in 1996          386,814      335,389
  Net unrealized appreciation of investments
   available-for-sale, net of deferred taxes
   of $124,411 and $86,501 at June 30, 1997
   and December 31, 1996                           231,050      160,645
                                                __________   __________
Total stockholders' equity                      11,082,714   10,847,382
                                                __________   __________
                                              $ 11,251,692   11,037,478

See accompanying notes to consolidated financial statements.



                    CENTRAL COAL & COKE CORPORATION

       Consolidated Statements of Earnings and Retained Earnings

              Six months ended June 30, 1997 and 1996 and
               three months ended June 30, 1997 and 1996
                              (Unaudited)


(amounts in unit dollars)
                                  Six months ended    Three months ended
                                      June 30,             June 30,
                                   1997      1996       1997      1996
                                _________ _________  _________ _________
Operating revenue:
  Coal royalties              $    27,421    26,672     25,856    24,793
  Oil and gas royalties           492,974   383,611    185,265   195,866
  Oil and other mineral lease
   rentals and bonuses            117,279   142,681     37,083    72,946
  Food sales                      497,539   572,404    238,543   282,269
                                _________ _________  _________ _________
    Total operating revenue     1,135,213 1,125,458    486,747   575,874

Operating expenses:
  Cost of food sales              203,195   235,813     99,402   114,320
  Food operations                 380,335   411,824    171,274   227,380
  General and administrative
   expenses                       216,246   247,398     84,545   118,375
                                _________ _________  _________ _________
    Total operating expenses      799,776   895,035    355,221   460,075

    Operating income              335,437   230,423    131,526   115,799

Nonoperating income:
  Investment income               257,082   327,570    133,335   174,815
  Gain on sale of real estate         785     5,725          0     4,940
  Other                             2,561       120      2,515        77
                                _________ _________  _________ _________
    Total nonoperating income     260,428   333,415    135,850   179,832

    Earnings before income
     taxes                        595,865   563,838    267,376   295,631

Income taxes                      196,829   200,877     90,037   107,861
                                _________ _________  _________ _________
    Net earnings                  399,036   362,961    177,339   187,770

Retained earnings at
 beginning of period            9,014,238 8,910,623  9,053,251 8,992,885
Deduct cash dividends declared
 of $.50 per share in 1997
 and $.25 per share 1996        (182,684)  (92,929)          0         0
                                _________ _________  _________ _________
Retained earnings at end
 of period                    $ 9,230,590 9,180,655  9,230,590 9,180,655

Earnings per share            $      1.09       .97        .48       .51

Weighted average number
 of shares of common
 stock outstanding                365,056   372,326    364,750   371,716

See accompanying notes to consolidated financial statements.




                   CENTRAL COAL & COKE CORPORATION

                Consolidated Statements of Cash Flows

               Six months ended June 30, 1997 and 1996
                              (Unaudited)


(amounts in unit dollars)
                                                   1997         1996
                                                __________   __________
Cash flows from operating activities:
  Net earnings                                $    399,036      362,961

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion and depreciation                      33,949       32,123
    Amortization of premiums and
     discounts of securities, net                (197,587)    (192,339)
    Deferred income taxes                                0           16
    Gain on sale of real estate                      (785)      (5,725)
    Gain on sale of equity securities             (28,596)     (76,800)
    Changes in assets and liabilities:
      Accounts receivable                           22,500       22,500
      Income taxes receivable and
       other assets                               (40,818)     (15,836)
      Deferred oil lease bonus                    (74,166)       52,500
      Accounts payable and accrued expenses         15,138       13,806
      Federal and state income taxes                     0    (183,632)
                                                __________   __________
   Total adjustments                             (270,365)    (353,387)
   Net cash provided by operating activities       128,671        9,574

Cash flows from investing activities:
  Capital expenditures                                   0     (69,081)
  Proceeds from matured/called investment
   debt securities                              11,500,000    7,500,000
  Purchases of investment debt securities     (11,335,278)  (7,305,143)
  Proceeds from sale of real estate                    801        5,796
  Purchases of equity securities                  (89,672)    (273,662)
  Proceeds from sales of equity
   securities                                      149,176      311,435
                                                __________   __________
   Net cash provided by (used in)
    investing activities                           225,027      169,345

Cash flows from financing activities:
  Purchase of treasury stock                      (51,425)     (64,481)
  Payment of dividends                           (182,684)     (92,929)
                                                __________   __________
   Net cash used in financing activities         (234,109)    (157,410)

   Net increase (decrease) in cash and
    cash equivalents                               119,589       21,509

Cash and cash equivalents,
 beginning of period                             1,342,955      755,422
Cash and cash equivalents,
 end of period                                $  1,462,544      776,931

See accompanying notes to consolidated financial statements.

                   CENTRAL COAL & COKE CORPORATION

              Notes to Consolidated Financial Statements

                           June 30, 1997


Note (1) Basis of Presentation:

     In the opinion of the Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations and cash flows for the three months ended June 30, 1997 and 1996.

Oil Lease Bonuses

     Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities:

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at June 30, 1997 and December 31, 1996 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
June 30, 1997           cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  7,453,101           0     (1,461)   7,451,640

Available-for-sale:
  Equity securities   $    521,156     384,633    (29,172)     876,617

December 31, 1996
_________________
Held-to-maturity:
  U. S. government
   securities         $  7,420,236         333        (44)   7,420,525

Available-for-sale:
  Equity securities   $    552,064     255,193     (8,047)     799,210

                   CENTRAL COAL & COKE CORPORATION

             Notes to Consolidated Financial Statements


Note (3)	Food Operations

     Food operations of the Company's fast food bagel and delicatessen business includes the following expenses for the six months and three months ended June 30, 1997 and 1996:

                              Six months              Three months
                            ended June 30,           ended June 30,
                           1997        1996         1997        1996
                        __________  __________   __________  __________
Salaries and wages    $    156,855     165,704       74,053      88,782
Occupancy expense           60,403      57,624       23,065      35,229
Depreciation expense        27,723      25,905       12,588      12,755
Utility expense             18,153      20,965        9,428      11,358
Other expenses             117,201     141,626       52,140      79,256
                        __________  __________   __________  __________
                      $    380,335     411,824      171,274     227,380


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


There was no significant change in the financial condition of the Registrant during the first six months of 1997 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

Revenue from oil and gas royalties increased approximately 28% in the first six months of 1997 over the first six months of 1996 due to greater production and somewhat higher oil prices in the first quarter of 1997. Revenue from that source was down slightly in the second quarter of 1997 from the second quarter of 1996 due to somewhat lower production in that quarter and slightly reduced oil prices. Revenue from oil and other mineral lease rentals and bonuses was down approximately 18% in the first six months of 1997 from the first six months of 1996 and also down for the second quarter of 1997 from the second quarter of 1996. One component of revenue from this source is bonuses on new mineral leases made, and this was down in the current period because no new leases were made in 1997 while some bonus income on new leases was received during the first six months of 1996. Also, less in the aggregate was under lease during the current periods and, thus, rental income payment were less in the 1997 periods than in the 1996 periods under comparison.

Revenue from food sales decreased in the first six months of 1997 from the first six months of 1996 and also in the second quarter of 1997 from the second quarter of 1996. Revenue from this source results from the operation of Beekman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (hereinafter "Beekman's"). At the beginning of 1996, there were three fast food bagel and delicatessen facilities in operation (Athens, Ohio; Columbus, Ohio; and State College, Pennsylvania). A fourth facility was opened in May of 1996 in an area of San Diego, California known as Pacific Beach, however, this facility was closed at the end of March 1997 because of disappointing sales. Thus, fewer facilities were in operation during the second quarter of 1997 (three facilities) than in the second quarter of 1996 (four facilities), partially accounting for the reduced sales revenue. In addition, sales from the existing facilities did fall somewhat during the first six months of 1997 compared to the first six months of 1996, and this also contributed to the reduction from this source.

Revenue from investment income was lower in the first six months of 1997 compared to the first six months of 1996 and also in the second quarter of 1997 compared to the second quarter of 1996. In both cases, this was due primarily to a somewhat reduced rate of return on temporary fixed income investments during the current periods under comparison.

Revenue from gains on sales of real estate was down in the second quarter of 1997 from the second quarter of 1996, and the corresponding year-to-date periods, due to certain nonrecurring sales of real estate which occurred in the corresponding quarters of 1996 with reduced comparable sales in the corresponding periods of 1997.

Included in operating expenses are cost of food sales and food operations. Cost of food sales was down in the second quarter of 1997 from the second quarter of 1996 and also in the corresponding year-to-date periods. Cost of food sales is directly related to food sales made which, as explained above, was down somewhat in the current periods under comparison. Expenses categorized as food operations was also down in the current periods from the corresponding periods in 1996, primarily because of fewer facilities being in operation during the current periods. General and administrative expenses were down in the first six months of 1997 from the six months of 1996 and in the second quarter of 1997 from the second quarter of 1996 due to reduced payments to outside service providers.

As has been discussed in previous quarters, legislation was passed last year increasing the federal minimum wage. Beekman's employs a number of workers at the prevailing minimum wage and, thus, is experiencing somewhat increased labor expenses which has been partially offset by price increases which results in a nominal overall impact on results of operations.

Income taxes were somewhat lower in the second quarter of 1997 than the second quarter of 1996 as a result of decreased earnings before income taxes.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Registrant's fiscal year ending December 31, 1997. Retroactive application will be required. The Registrant believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

Cash flows increased in the first six months of 1997 over the first six months of 1996. This increase was attributable primarily to higher net earnings in the first six months of 1997, lower income tax payments and reduced capital expenditures, partially offset by a decrease in liabilities for deferred oil lease bonuses and increased dividend payments.

In April, the Board of Directors declared a dividend of 50 cents per share which was paid on May 1, 1997.

The Registrant has no specific commitment for material capital expenditures at the present time. Previously, it had been anticipated that an expansion of the fast food and bagel delicatessen business conducted by Beekman's could create the need for additional capital, however, since overall profitability of that operation has not been achieved, the Registrant is not currently planning on following through with expansions of that business. However, the Registrant continues to actively purse other business opportunities which will result in a more productive deployment of its assets and ultimately increase earnings. As is reflected in the accompanying consolidated financial statements and is discussed above, aggressive pursuit of development of income from oil and gas properties has resulted in increased royalty revenue during 1997. Management continues to aggressively pursue development of such income from its real property and mineral interests in order to further increase earnings.

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


                                   Date: August 14, 1997

                                     By: Gary J. Pennington
                                            (Signature)

                                         Gary J. Pennington,
                                        Assistant Secretary-
                                     General Manager, Principal
                                   Financial and Accounting Officer



                                   Date: August 14, 1997

                                     By: Leonard L. Noah
                                           (Signature)

                                         Leonard L. Noah,
                                     Vice President, Treasurer