Form 10-Q
period 1997-09-30
CENTRAL COAL & COKE CORP
filed 1997-11-14
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


               For the Quarter Ended September 30, 1997


                       Commission File No. 0-1392


            Central Coal & Coke Corporation and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105



                            Phone:  816-842-2430



            Common stock outstanding as of September 30, 1997
                      $1 par value; 356,595 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

                    CENTRAL COAL & COKE CORPORATION

                           Table of Contents


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - September 30, 1997 and
             December 31, 1996

           Consolidated Statements of Earnings and Retained Earnings
             - Nine and three months ended September 30, 1997 and 1996

           Consolidated Statements of Cash Flows - Nine months ended September 30, 1997 and 1996

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

SIGNATURES


                    PART I - FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

                   CENTRAL COAL & COKE CORPORATION

                     Consolidated Balance Sheets

               September 30, 1997 and December 31, 1996
                             (Unaudited)

(amounts in unit dollars)
ASSETS                                          1997         1996
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,788,805    1,342,955
  Accounts receivable                                    0       22,500
  Securities maturing within one year,
   at amortized cost (note 2) (fair value
   $7,429,200 and $7,420,525 at September 30,
   1997 and December 31, 1996)                   7,429,876    7,420,236
  Income tax receivable                                  0        8,697
  Other                                             55,010       56,238
                                                __________   __________
Total current assets                             9,273,691    8,850,626

Equity securities, at fair value (note 2)          765,801      799,210

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      28,852       28,868
  Equipment and leasehold improvements             442,684      436,230
                                                __________   __________
                                                 2,114,406    2,107,968
  Less accumulated depletion and depreciation      768,973      720,326
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements       1,345,433    1,387,642

                                                __________   __________
                                              $ 11,384,925   11,037,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses       $     54,072       26,926
  Deferred oil lease bonus                               0       74,166
  Dividend payable (note 4)                        356,595            0
  Federal and state income taxes                    65,811            0
                                                __________   __________
Total current liabilities                          476,478      101,092

Deferred income taxes                              133,133       89,004
Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares           376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                              9,123,861    9,014,238
                                                __________   __________
                                                11,131,749   11,022,126

  Less cost of 20,093 shares in 1997 and
   11,332 shares held in treasury in 1996          599,033      335,389
  Net unrealized appreciation of investments
   available-for-sale, net of deferred taxes
   of $130,630 and $86,501 at September 30,
   1997 and December 31, 1996                      242,598      160,645
                                                __________   __________
Total stockholders' equity                      10,775,314   10,847,382
                                                __________   __________
                                              $ 11,384,925   11,037,478

See accompanying notes to consolidated financial statements.



                    CENTRAL COAL & COKE CORPORATION

       Consolidated Statements of Earnings and Retained Earnings

           Nine months ended September 30, 1997 and 1996 and
             three months ended September 30, 1997 and 1996
                              (Unaudited)


(amounts in unit dollars)
                                    Nine months         Three months
                                ended September 30,  ended September 30,
                                   1997      1996       1997      1996
                                _________ _________  _________ _________
Operating revenue:
  Coal royalties              $    51,506    50,905     24,085    24,143
  Oil and gas royalties           685,014   592,658    192,040   209,047
  Oil and other mineral lease
   rentals and bonuses            127,816   216,551     10,537    73,870
  Food sales                      676,745   825,683    179,206   253,279
                                _________ _________  _________ _________
    Total operating revenue     1,541,081 1,685,797    405,868   560,339

Operating expenses:
  Cost of food sales              272,288   339,502     69,093   103,689
  Food operations                 536,152   630,996    155,817   219,172
  General and administrative
   expenses                       265,561   316,491     49,315    69,093
                                _________ _________  _________ _________
    Total operating expenses    1,074,001 1,286,989    274,225   391,954

    Operating income              467,080   398,808    131,643   168,385

Nonoperating income:
  Investment income               509,046   461,616    251,964   134,046
  Gain on sale of real estate         785     5,970          0       245
  Other                             2,976     2,259        415     2,139
                                _________ _________  _________ _________
    Total nonoperating income     512,807   469,845    252,379   136,430

    Earnings before income
     taxes                        979,887   868,653    384,022   304,815

Income taxes                      330,985   329,571    134,156   128,694
                                _________ _________  _________ _________
    Net earnings                  648,902   539,082    249,866   176,121

Retained earnings at
 beginning of period            9,014,237 8,910,623  9,230,590 9,180,655
Deduct cash dividends declared
 of $1.50 per share in 1997
 and $1.85 per share 1996       (539,278) (686,475)  (356,595) (593,546)
                                _________ _________  _________ _________
Retained earnings at end
 of period                    $ 9,123,861 8,763,230  9,123,861 8,763,230

Earnings per share            $      1.79      1.45       0.69      0.47

Weighted average number
 of shares of common
 stock outstanding                363,514   371,875    360,481   370,982

See accompanying notes to consolidated financial statements.




                   CENTRAL COAL & COKE CORPORATION

                Consolidated Statements of Cash Flows

            Nine months ended September 30, 1997 and 1996
                              (Unaudited)


(amounts in unit dollars)
                                                   1997         1996
                                                __________   __________
Cash flows from operating activities:
  Net earnings                                $    648,902      539,082

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion and depreciation                      48,647       56,754
    Amortization of premiums and
     discounts of securities, net                (300,407)    (292,979)
    Deferred income taxes                                0           16
    Gain on sale of real estate                      (785)      (5,970)
    Gain on sale of equity securities            (161,458)     (90,076)
    Changes in assets and liabilities:
      Accounts receivable                           22,500       22,500
      Income taxes receivable
       and other assets                              9,925       15,469
      Deferred oil lease bonus                    (74,166)      137,498
      Accounts payable and accrued expenses         27,146       26,703
      Federal and state income taxes                65,811    (151,403)
                                                __________   __________
   Total adjustments                             (362,787)    (281,488)
   Net cash provided by operating activities       286,115      257,594

Cash flows from investing activities:
  Capital expenditures                             (6,454)     (69,951)
  Proceeds from matured/called investment
   debt securities                              19,000,000   10,000,000
  Purchases of investment debt securities     (18,709,233)  (8,785,769)
  Proceeds from sale of land                           801        6,045
  Purchases of equity securities                 (104,356)    (444,047)
  Proceeds from sales of equity
   securities                                      425,304      357,747
                                                __________   __________
   Net cash provided by (used in)
    investing activities                           606,062    1,064,025

Cash flows from financing activities:
  Purchase of treasury stock                     (263,644)     (87,731)
  Payment of dividends                           (182,683)     (92,929)
                                                __________   __________
   Net cash used in financing activities         (446,327)    (180,660)

   Net increase in cash and cash equivalents       445,850    1,140,959

Cash and cash equivalents,
 beginning of period                             1,342,955      755,422
Cash and cash equivalents,
 end of period                                $  1,788,805    1,896,381

See accompanying notes to consolidated financial statements.

                   CENTRAL COAL & COKE CORPORATION

              Notes to Consolidated Financial Statements

                        September 30, 1997


Note (1) Basis of Presentation:

     In the opinion of the Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations and cash flows for the periods ended September 30, 1997 and 1996.

Oil Lease Bonuses

     Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities:

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at September 30, 1997 and December 31, 1996 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
September 30, 1997      cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  7,429,876           0       (676)   7,429,200

Available-for-sale:
  Equity securities   $    392,572     379,729     (6,500)     765,801

December 31, 1996
_________________
Held-to-maturity:
  U. S. government
   securities         $  7,420,236         333        (44)   7,420,525

Available-for-sale:
  Equity securities   $    552,064     255,193     (8,047)     799,210

                   CENTRAL COAL & COKE CORPORATION

             Notes to Consolidated Financial Statements


Note (3) Food Operations

     Food operations of the Company's fast food bagel and delicatessen business includes the following expenses for the nine months and three months ended September 30, 1997 and 1996:

                             Nine months              Three months
                         ended September 30,       ended September 30,
                           1997        1996         1997        1996
                        __________  __________   __________  __________
Salaries and wages    $    212,846     249,306       55,991      83,602
Occupancy expense           84,720      95,898       24,317      38,274
Depreciation expense        39,037      47,152       11,314      21,247
Utility expense             29,080      31,212       10,927      10,247
Other expenses             170,469     207,428       53,268      65,802
                        __________  __________   __________  __________
                      $    536,152     630,996      155,817     219,172

Note (4) Dividends

     During the quarter ended September 30, 1997, the Company's Board of Directors declared a $1.00 dividend per share which is payable
November 1, 1997.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


There was no significant change in the financial condition of the Registrant during the first nine months of 1997 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

Revenue from oil and gas royalties increased approximately 16% in the first nine months of 1997 over the first nine months of 1996 due to greater production and somewhat higher oil prices in the early part of 1997.
Revenue from that source was down slightly in the third quarter of 1997 from the third quarter of 1996 due to lower production in the current quarter and slightly reduced prices. Revenue from oil and other mineral lease rentals and bonuses was down materially in the first nine months of 1997 from the first nine moths of 1996 and also down for the third quarter of 1997 from the third quarter of 1996. One component of revenue from this source is bonuses on new mineral leases made, and this was down in the current periods because of fewer new leases being made. Also, less property in the aggregate was under lease during the current periods, and thus rental income payments were less in the 1997 periods than in the 1996 periods under comparison.

Revenue from food sales decreased in the first nine months of 1997 from the first nine months of 1996 and also in the third quarter of 1997 from the third quarter of 1996. Revenue from this source results from the operation of Beekman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (hereinafter "Beekman's"). At the beginning of 1996, there were three fast food bagel and delicatessen facilities in operation (Athens, Ohio; Columbus, Ohio; and State College, Pennsylvania). A fourth facility was opened in May of 1996 in an area of San Diego, California known as Pacific Beach, however, this facility was closed at the end of March 1997 because of disappointing sales. Thus, fewer facilities were in operation during the third quarter of 1997 (three facilities) than in the third quarter of 1996 (four facilities), partially accounting for the reduced sales revenue. In addition, sales from the existing facilities did fall somewhat during the first nine months of 1997 compared to the first nine months of 1996, and this also contributed to the reduction from this source.

Revenue from investment income was higher in the first nine months of 1997 compared to the first nine months of 1996 and also in the third quarter of 1997 compared to the third quarter of 1996. In both cases, this was due to capital gains realized on sale of equity securities in the current quarter, partially offset by a slightly lower rate of return on temporary fixed income investments during the current periods under comparison.

Revenue from gains on sales of real estate was down in the first nine months of 1997 from the first nine months of 1996 due to certain nonrecurring sales of real estate which occurred in 1996, with reduced comparable sales for the corresponding periods of 1997.

Included in operating expenses are costs of food sales and food operations. Cost of food sales was down in the third quarter of 1997 from the third quarter of 1996 and also in the corresponding year-to-date periods. Cost of food sales is directly related to food sales made which, as explained above, was down somewhat in the current periods under comparison. Expenses categorized as food operations were also down in the current periods from the corresponding periods of 1996, primarily because of fewer facilities being in operation during the current periods. General and administrative expenses were down in the first nine months of 1997 from the first nine months of 1996, and in the third quarter of 1997 from the third quarter of 1996 due to reduced payments to outside service providers.

As has been discussed in previous quarters, legislation was passed last year increasing the federal minimum wage. Beekman's employs a number of workers at the prevailing minimum wage, and thus is experiencing somewhat increased labor expenses which has been partially offset by price increases which results in a nominal overall impact on results of operation.

Income taxes were slightly greater in the first nine months of 1997 than the first nine months of 1996 as a result of increased earnings before income taxes.

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

Cash flows increased both in the first nine months of 1997 and in the first nine months of 1996 but the increase was greater in the first nine months of 1996. This was due primarily to somewhat higher net earnings in the first nine months of 1997, lower income tax payments and reduced capital expenditures, and increased proceeds from the sale of equity securities in the current year, offset by a decrease in liabilities for deferred oil lease bonuses and increased dividend payments and payments for the purchase of treasury stock.

In September, the Board of Directors declared a dividend of $1.00 per share payable on November 1, 1997.

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


                                   Date: November 14, 1997

                                     By: Gary J. Pennington
                                            (Signature)

                                         Gary J. Pennington,
                                        Assistant Secretary-
                                     General Manager, Principal
                                   Financial and Accounting Officer



                                   Date: November 14, 1997

                                     By: Leonard L. Noah
                                           (Signature)

                                         Leonard L. Noah,
                                     Vice President, Treasurer