Form 10-K405
period 1997-12-31
CENTRAL COAL & COKE CORP
filed 1998-03-31
CIK 18605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                             __________________


                                  FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1997


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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (160,696 shares), as of February 6, 1998 was $5,021,750.

The number of shares outstanding of the issuer's only class of common stock as of December 31, 1997, is as follows:

             Common Stock ($1.00 Par Value) . . . . . . 356,595
       (This figure does not include 20,093 shares of treasury stock)

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to security holders for fiscal year ended December 31, 1997, captioned "Selected Consolidated Financial Data," "Management's Discussion & Analysis of Financial Condition & Results of Operations" and "Market for Registrant's Common Equity and Related Stockholder Matters." (Part II)

     Definitive Proxy Statement furnished to security holders and the Securities and Exchange Commission on March 18, 1998, relative to the Annual Meeting of Stockholders to be held on April 15, 1998. (Part III)


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                  PART I

ITEM 1.  BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS. During the year 1993, the registrant formed a new wholly-owned subsidiary corporation which was authorized to become involved in a newly created fast food bagel and delicatessen business located in Athens, Ohio, near the campus of Ohio University. The business commenced operation during the fourth quarter of 1993. A second facility located in Columbus, Ohio, near the campus of Ohio State University, opened during the third quarter of 1994. As of December
31, 1994, the subsidiary was merged with and into Beekman's Deli Systems, Limited Liability Company, an Ohio limited liability company in which the registrant is a majority member and a wholly-owned subsidiary of the registrant is the only other member, and this business segment is now being conducted by the limited liability company. A third facility was opened in State College, Pennsylvania in the third quarter of 1995, and a fourth facility located in an area of San Diego, California known as Pacific Beach was opened early in 1996. The results of operation of the Pacific Beach location were disappointing and it was closed upon termination of the Lease as of March 31, 1997. The registrant had invested approximately $909,790 in the aggregate in this venture as of December 31, 1997. Other than the closing of the Pacific Beach location, since the beginning of the fiscal year there have been no material changes or developments in the business done or intended to be done by registrant. As described more fully in Management's Discussion & Analysis of Financial Condition & Results of Operations described in Item 7 of this report, due to continuing operating losses, the carrying value of the assets of this venture were adjusted as of the end of 1997 as reflected in the accompanying financial statements and Note 1 thereto. At this time registrant has no further expansion plans for this venture.

     In addition, management continues to investigate other activities involving deployment of registrant's assets in an effort to increase earnings. Since the beginning of the fiscal year, there have been no bankruptcy, receivership or similar proceedings with respect to the registrant; there has been no material reclassification, merger or consolidation of the registrant; there has been no acquisition or disposition of any material amount of assets otherwise than in the ordinary course of business; and there has been no material change in the mode of conducting the business of the registrant.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. During the year 1997, the registrant had two reportable segments which are identified as the Energy Business Segment and the Retail Food Business Segment. See Note 10 to the accompanying financial statements for more detail as to these separate Business Segments and financial information with respect thereto. There were no separate segments of the registrant prior to 1993.

     (c) NARRATIVE DESCRIPTION OF BUSINESS. One business activity of the registrant consists of the management of its interests in real properties and as discussed above is now identified as the Energy Business Segment. Such real property interests have been held and managed by registrant for lease to others for exploration for and the extraction of coal and oil and gas and for surface use. From time to time sales of portions of such properties have been made. During 1994 the registrant sold forty (40) acres of surface land located in Macon County, Missouri and the timber rights on some adjoining property which generated a gain of approximately $33,000, and in 1995 sold approximately 4.41 additional acres of surface land in that county generating a gain of $2,141.58 and 40 additional acres of timber rights were sold for

$8,900, and in 1997 sold approximately 88.17 acres in that county for a gain of $37,309.50. In 1997 the registrant sold 1.75 acres of surface land in Sebastian County, Arkansas, for for a gain of $800, in 1996 had sold 7.25 acres of surface land in that county for a gain of $6,050, and in 1995 had sold 103 acres of surface land in that county for a gain of $56,768. Also sold in 1996 was 45 acres of real property in Pittsburg County, Oklahoma for $31,500. In addition, in 1997 the registrant sold a waiver of surface rights on 7.21 acres of its Walker County, Texas property for $2,500. The properties owned at the end of the fiscal year are described in Item 2. As described more fully in Item 1(a) above, a subsidiary of the registrant began operation in late 1993 of a fast food bagel and delicatessen business located in Athens, Ohio, and opened an additional facility in Columbus, Ohio in 1994, and State College, Pennsylvania in 1995, and Pacific Beach in San Diego, California in 1996 (which facility was closed in 1997 as discussed above). Additionally, the registrant continues to examine and evaluate the deployment of its assets and owned and operated enterprises as described above. During the last five years, the registrant reviewed at least six possible new business opportunities in addition to the fast food bagel and delicatessen business described above, resulting in a formal bid for one company which was not accepted, rejected two other opportunities as not suitable, and another such opportunity reviewed was taken off the market. Also, during 1993 the registrant commenced a voluntary program of reforestation on reclaimed open pit coal mining property located in Arkansas and Oklahoma. The program was not federally or state mandated, but was undertaken to enhance the value of its real property and in furtherance of its concept of social responsibility. Some additional reforestation on its properties in Arkansas took place in 1997 on which the registrant spent approximately $1,100 during that year. The financial impact upon the registrant, both in terms of short-term expenditures and future income should not be material.

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

     There are no competitive conditions in the businesses in the registrant's Energy Business Segment which have a material impact on its operations. As to the Retail Food Business Segment, competition is vigorous in all markets as a part of the retail fast food industry, and as experienced with the Pacific Beach, California location described above, profitable operations on a continuing basis may not be feasible at some of the locations.

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

     The total number of persons employed by the registrant itself, as of the end of the fiscal year, was 4. The fast food bagel and delicatessen business described in Item 1(a) above employs approximately 60 people in all locations in the aggregate.

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

       (1)  REAL PROPERTY INTERESTS IN THE STATE OF ARKANSAS.

          The registrant is the owner of approximately 1,699 acres in fee simple, of minerals underlying approximately 16,406 additional acres, and of a number of town lots in three small towns, all in Sebastian County, Arkansas, having sold approximately 103 acres of surface in 1995, and 7.25 Acres in 1996, and 1.75 acres in 1997.

          Mineral interests underlying approximately 13,600 acres are under a coal lease to the assignee of Bethlehem Steel Corporation under the coal lease described in Item l(c). An additional 48 acres of the registrant's Arkansas properties are currently being leased under coal leases. Another 586 acres were leased in 1993 under two separate oil and gas leases (both to the same lessee) for 5-year terms. In 1997 another 120 acres were leased for a 3-year term. As yet there is no production under any of these leases.

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

          The registrant's mineral interests in its remaining acreages in Texas are reservations of perpetual mineral rights. In the case of approximately 7,600 acres, one-thirty-second of the minerals are vested in the owner of the surface of said properties but with the right in the registrant to make all leases on the acreage and to keep all bonuses and rentals received under such leases. In January, 1995, 7,788.55 acres of these mineral interests were leased under one oil and gas lease for a term of three years with one option to renew for an additional two years, which the lessee has exercised in January 1998, upon payment of approximately $194,000 to the registrant. The lessee originally paid a bonus of approximately $311,000 in connection with the initial term of this lease.
As yet there is no production under this lease. In 1997 one additional lease was made on 241.73 acres of registrant's Walker, Texas property, and as yet there is no production on this lease.

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

          The registrant leased approximately 9339 acres of its real property in Vernon Parish, Louisiana, for a term of four years, pursuant to the exercise of a geo-option made in early 1991. This lease was extended for an additional year in 1995, and one well was drilled but it turned out to be a "dry hole," and there was no production. This property is currently available for lease and if there is no further attempted production by December, 2006, the registrant's rights in this property will expire.


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

       (5)  REAL PROPERTY INTERESTS IN THE STATE OF MISSOURI.

          In Randolph and Macon Counties, Missouri, the registrant is the owner of approximately 292 acres in fee simple (having sold 4 acres of surface land in 1995 and approximately 88 acres of surface land in 1997) and of the minerals underlying 5,825 acres. Substantially all of the mineral ownership is described in the conveyances from which it arose as "coal" or "coal and other minerals." The properties involved were acquired by predecessor companies for the principal purpose of mining coal therefrom, and extensive mining was conducted thereon by the predecessors.

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



                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (a) The information required in subsection (a) of this item pursuant to Item 201 of Regulation S-K is set forth on the back cover of the Annual Report as of December 31, 1997, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference. There have been no sales of either registered or unregistered securities by the registrant during the past three years.

     (b) There have been no sales of either registered or unregistered securities by the registrant during the past three years.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is set forth under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" in the Annual Report as of December 31, 1997, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth under the caption "MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS" in the Annual Report as of December 31, 1997, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This item is not applicable to the registrant for 1997 in accordance with Exchange Act Release No. 38223, because it is not a bank or thrift and its market capitalization on January 28, 1997 was less than $2.5 billion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required by this item are as follows:

     Consolidated Balance Sheets as of December 31, 1997 and 1996;

     Consolidated Statements of Earnings - Years ended December 31, 1997, 1996 and 1995;

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995;

     Notes to Consolidated Financial Statements


These financial statements are filed as a part of this report, beginning on page 24 hereof, and are incorporated herein by this reference.

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


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

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


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

     1.   Independent Auditors' Report

     2.   Consolidated Financial Statements:

             Consolidated Balance Sheets as of December 31, 1997 and 1996

             Consolidated Statements of Earnings - Years ended December 31, 1997, 1996 and 1995

             Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995

             Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

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

          (10) Material Contracts:

          (iii)(A) Central Coal & Coke Corporation's Directors Non-Qualified Stock Option Plan is incorporated herein by reference to Exhibit (10)(iii)(A) to the Annual Report on

          Form 10-K for the registrant for the fiscal year ended December 31, 1994. This Plan was approved by the registrant's stockholders at the Annual Meeting held April 19, 1995, and is discussed in the Definitive Proxy Statement for that meeting previously filed with the Commission and in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 1998 previously filed with the Commission.

          (13) Portions of the Annual Report to security holders for year ended December 31, 1997 captioned "Selected Consolidated Financial Data," "Management's Discussion & Analysis of Financial Condition & Results of Operations" and "Market for Registrant's Common Equity and Related Stockholder Matters."

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

Date:  March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By    /s/ Beekman Winthrop
                                         ________________________________
                                         Beekman Winthrop, President
                                         Principal Executive Officer
Date: March 26, 1998


                                           /s/ Gary Pennington
                                         ________________________________
                                         Gary J. Pennington
                                         General Manager, Principal
                                         Financial Officer, and
Date: March 26, 1998                     Principal Accounting Officer


                                     By    /s/ Leonard Noah
                                         ________________________________
                                         Leonard Noah, Director
Date: March 26, 1998


                                     By    /s/ Beekman Winthrop
                                         ________________________________
                                         Beekman Winthrop, Director
Date: March 26, 1998


                                     By    /s/ Ernest N. Yarnevich, Jr.
                                         ________________________________
                                         Ernest N. Yarnevich, Jr., Director

               CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                            KANSAS CITY, MISSOURI


                  Index to Consolidated Financial Statements

Independent Auditors' Report

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1997 and 1996

    Consolidated Statements of Earnings - years ended December 31, 1997,
       1996 and 1995

    Consolidated Statements of Stockholders' Equity - years ended December
       31, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows - years ended December 31, 1997,
       1996 and 1995

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Coal & Coke Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                              KPMG Peat Marwick, LLP

Kansas City, Missouri
January 16, 1998


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

December 31, 1997 and 1996

(amounts in unit dollars)
ASSETS                                          1997         1996
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,493,966    1,342,844
  Accounts receivable                               22,500       22,500
  Securities maturing within one year,
   at amortized cost (note 2)(fair value
   $7,443,950 in 1997 and $7,420,525 in 1996)    7,443,948    7,420,236
  Income Tax Receivable                                  0        8,697
  Other                                             46,382       56,238
                                                __________   __________
Total current assets                             9,006,796    8,850,626

Equity securities, at fair value (note 2)          828,797      799,210

Coal deposits, real estate, equipment
 and leasehold improvements (notes 3 and 4):
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      28,115       28,868
  Equipment and leasehold improvements             284,373      436,230
                                                __________   __________
                                                 1,955,358    2,107,968
  Less accumulated depletion, depreciation
   and amortization                                785,537      720,336
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements       1,169,821    1,387,642
                                                __________   __________
                                              $ 11,005,414   11,037,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses             16,962       26,926
  Deferred oil lease bonus                               0       74,166
  Federal and state income taxes (note 5)           26,520            0
                                                __________   __________
Total current liabilities                           43,482      101,092

Deferred income taxes (note 5)                      69,840       89,004

Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares           376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                              9,252,798    9,014,238
  Less cost of 20,093 shares in 1997 and
   11,322 shares in 1996 held in treasury        (599,032)      335,389
  Net unrealized appreciation of investments
   available-for-sale, net of deferred taxes
   of $124,082 in 1997 and $86,501 in 1996         230,438      160,645
                                                __________   __________
Total stockholders' equity                      10,892,092   10,847,382
                                                __________   __________
                                              $ 11,005,414   11,037,478

See accompanying notes to consolidated financial statements.


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings

Years ended December 31, 1997, 1996 and 1995


(amounts in unit dollars)
                                           1997      1996      1995
                                           _________ _________ _________
Operating revenue:
  Coal royalties (note 3)                $    99,101    97,731   102,779
  Oil and gas royalties                      861,829   776,732   460,597
  Oil and other mineral lease rentals
   and bonuses                               145,495   284,545   437,720
  Food sales                                 901,835 1,117,793   870,380
                                           _________ _________ _________
    Total operating revenue                2,008,260 2,276,801 1,871,476

Operating expenses:
  Cost of food sales                         359,090   459,803   355,500
  Food operations (note 12)                  687,112   833,698   538,004
  General and administrative expenses        354,383   444,058   483,619
  Asset impairment charge (note 1)           158,309         0         0
                                           _________ _________ _________
    Total operating expenses               1,558,894 1,737,559 1,377,123

    Operating income                         449,366   539,242   494,353

Nonoperating income:
  Investment income (note 2)                 627,622   555,674   618,648
  Gain on sale of real estate                 37,365    37,024    68,162
  Other                                        3,696     2,273     2,077
                                           _________ _________ _________
    Total nonoperating income                668,683   594,971   688,887

    Earnings before income taxes           1,118,049 1,134,213 1,183,240

Income taxes (note 5)                        340,211   344,123   352,578

    Net earnings                             777,838   790,090   830,662

Earnings per share                       $      2.15      2.13      2.22

Weighted average number of
 shares of common stock
 outstanding                                 361,790   371,507   373,830

See accompanying notes to consolidated financial statements.


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1997, 1996 and 1995


(amounts in unit dollars)
                                                         Net
                                                      unrealized
                                                     appreciation
                                                    (depreciation)
                Common  Addtnal   Retained  Treasury  available
                Stock   Capital   Earnings  Stock      for sale  Total
                _______ _________ _________ _________  ________  __________

Balance,
 12/31/94       376,688 1,631,200 8,771,546  (74,058)   (20,732) 10,684,644

Net Earnings          0         0   830,662         0          0    830,662
Cash dividends
 ($1.85 per
 share)               0         0 (691,585)         0          0  (691,585)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0         0         0     75,626     75,626

Balance,
 12/31/95       376,688 1,631,200 8,910,623  (74,058)     54,894 10,899,347

Net Earnings          0         0   790,090         0          0    790,090
Cash dividends
 ($1.85 per
 share)               0         0 (686,475)         0          0  (686,475)
Purchase of
 8,464 shares
 of common
 stock for
 treasury             0         0         0 (261,331)          0  (261,331)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0         0         0    105,751    105,751

Balance,
 12/31/96       376,688 1,631,200 9,014,238 (335,389)    160,645 10,847,382

Net Earnings          0         0   777,838         0         0     777,838
Cash dividends
 ($1.50 per
 share)               0         0 (539,278)         0         0   (539,278)
Purchase of
 8,771 shares
 of common
 stock for
 treasury             0         0         0 (263,643)          0  (263,643)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0         0         0     69,793     69,793

Balance,
 12/31/97       376,688 1,631,200 9,252,798 (599,032)    230,438 10,892,092

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Years ended December 31, 1997, 1996 and 1995


(amounts in unit dollars)
                                   1997         1996         1995
                                   ___________  ___________  ___________
Cash flows from operating
 activities:
  Net earnings                   $     777,838      790,090      830,662

  Adjustments to reconcile net
   earnings to net cash provided by
   operating activities:
    Depletion, depreciation
     and amortization                   65,213       79,000       55,837
    Asset impairment charge            158,309            0            0
    Gain on sale of real estate       (37,365)     (37,024)     (68,162)
    Gain on sale of equity
     securities                      (160,800)     (66,389)     (52,880)
    Write-off of leasehold
     improvements                            0       17,029            0
    Amortization of premiums and
     discounts of securities, net    (403,754)    (393,869)    (407,477)
    Deferred income taxes             (56,745)      (6,076)      (1,421)
    Changes in assets and
     liabilities:
      Receivables and other assets      18,553       26,322      (1,057)
      Accounts payable and accrued
       expenses                        (9,964)        1,392        8,213
      Deferred oil lease bonus        (74,166)       74,166            0
      Federal and state income
       taxes                            26,520    (227,224)      178,812

                                   ___________  ___________  ___________
Net cash provided by operating
    activities                         303,639      257,417      542,527

Cash flows from investing
 activities:
  Proceeds from matured/called
   investment debt securities       26,500,000   17,500,000   20,790,000
  Purchases of investment debt
   securities                     (26,119,958) (16,188,441) (21,507,820)
  Proceeds from sale of land            38,118       37,476       68,737
  Purchases of equity securities     (246,601)    (524,213)    (120,927)
  Proceeds from sales of equity
   securities                          485,188      530,834      320,376
  Capital expenditures                 (6,454)     (77,734)    (234,838)
                                   ___________  ___________  ___________
Net cash provided (used) by
 investing activities                  650,293    1,277,922    (684,472)

Cash flows from financing
 Activities:
  Dividends paid                     (539,278)    (686,475)    (691,585)
  Purchase of common stock for
   treasury                          (263,643)    (261,311)            0
                                   ___________  ___________  ___________
Net cash used in financing
 activities                          (802,921)    (947,806)            0


   Net increase (decrease) in cash
      and cash equivalents             151,011      587,533    (833,530)

Cash and cash equivalents,
 beginning of year               $   1,342,955      755,422    1,588,952
Cash and cash equivalents,
 end of year                     $   1,493,966    1,342,955      755,422

Income taxes paid during period  $     361,739      577,423      173,766

See accompanying notes to consolidated financial statements.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1996 and 1995


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

 Investment Securities

Investments in debt and certain equity securities are classified as either held-to-maturity securities, which are carried at amortized cost or available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of related income taxes until realized.

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

 Depreciation, Depletion and Amortization

Equipment and leasehold improvements are depreciated/amortized using the straight-line method over their estimated useful lives or lease terms which range from five to seven years.

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

 Advertising

Costs of advertising are expensed as incurred. Amounts charged to expense were not significant for the years ended December 31, 1997, 1996 and 1995.

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

During the fourth quarter of 1997, the Company performed an impairment analysis of its long-lived assets used in its fast food bagel/delicatessen business as a result of continuing operating losses. In connection with this analysis, the Company recognized an impairment charge of $158,309 ($95,645 after tax, or $.26 per share).

The impairment charge represented a reduction of the carrying amounts of equipment and leasehold improvements to their estimated fair values. For assets to be held and used in the business, estimated fair value was based on estimated future cash flows. The estimated fair value for an insignificant amount of assets to be disposed of was determined by using estimated selling prices.

 Earnings and Dividends Per Share

Earnings per share are based on the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average number of common shares adjusted for equivalent shares outstanding during the year. Dividends per share are based on the number of shares outstanding on the dividend dates of record.

In February 1997, the Financial Accounting Standards Board issued Statement
   No. 128, Earnings Per Share, which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 became effective for the Company's fiscal year ending December 31, 1997. Basic and diluted earnings per share amounts have been presented for all periods. There was no effect on reported earnings per share upon implementation of Statement No. 128.

 Use of Estimates

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

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


(2)     Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at December 31, 1997 and 1996 are presented below. Substantially all equity securities represent common stocks of domestic corporations.

                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
1997                    cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   agency securities  $  7,443,948         113       (111)   7,443,950

Available-for-sale:
  Equity securities   $    474,277     388,761    (34,241)     828,797

1996
_________________
Held-to-maturity:
  U. S. government
   agency securities  $  7,420,236         333        (44)   7,420,525

Available-for-sale:
  Equity securities   $    552,064     255,193     (8,047)     799,210

At December 31, 1997 and 1996, all U. S. government and government agency securities mature within one year.

Investment income consists of the following for each of the years ended
   December 31:

                                    1997        1996        1995
                                    __________  __________  __________
Interest                               455,734     477,158     545,016
Dividends                               11,088      12,127      20,752
Gross gains on sales of equity
 securities                            201,682     133,030      63,764
Gross losses on sales of equity
 securities                           (40,882)    (66,641)    (10,884)
                                    __________  __________  __________
                                       627,622     555,674     618,648

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


(3)     Coal Deposits

The rights to 14,000 acres of coal deposits totaling approximately 84,000,000 tons of coal in place (of which from 50% to 90% could be expected to be recoverable) are leased under agreements which extend for periods of two to twelve years. The agreements provide for minimum annual royalties of $91,700. Coal deposits aggregating approximately 92,000,000 tons in place with a net carrying value of approximately $710,000 at December 31, 1997 are not presently leased or producing coal in commercial quantities.

(4)     Mineral Rights

At December 31, 1997, the Company owns approximately 64,000 acres of mineral rights in Missouri, Kansas, Oklahoma, Arkansas, Louisiana and Texas.

(5)     Income Taxes

Total income taxes for the years ended December 31, 1997, 1996 and 1995 were allocated as follows:

                                    1997        1996        1995
                                    __________  __________  __________
Income tax expense                     340,211     344,123     352,578
Stockholders' equity, for unrealized
 appreciation (depreciation) on
 equity securities                      37,581      56,942      40,723
                                    __________  __________  __________
                                       377,792     401,065     393,301

The components of income tax expense are as follows:

                                 1997      1996      1995
                                 ________  ________  ________
Federal                        $  302,561   304,988   382,011
State                              37,650    39,135  (29,433)
                                 ________  ________  ________
Total income tax expense       $  340,211   344,123   352,578

Total income tax expense for 1997, 1996 and 1995 includes deferred income tax benefits of $(56,745), $(6,076) and $(1,421), respectively.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


Income tax expense has been provided at effective rates of 30.4%, 30.3% and 29.8% for the years ended December 31, 1997, 1996 and 1995, respectively. The reasons for the difference between the effective tax rates and the corporate federal income tax rates of 34.0% in 1997, 1996 and 1995 are as follows:

                                        Percentage of earnings
                                          before income taxes
                                          1997   1996   1995
                                          _____  _____  _____
Expected statutory tax rate               34.0%  34.0%  34.0%
State income taxes, net of federal
 income tax effect                          2.2    2.3  (1.6)
Depletion of coal deposits                (3.7)  (3.7)  (2.1)
Other, net                                (2.1)  (2.3)   (.5)
                                          _____  _____  _____
Effective tax rate                        30.4%  30.3%  29.8%

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

Deferred tax assets:                        1997      1996
                                            ________  ________
Writedown of coal deposits                    45,095    45,095
Asset impairment charge                       62,664         0
Coal development costs                        29,053    29,053
Fixed assets                                  18,450    17,086
Land sales                                    13,801    14,342
Organization costs                             2,485     3,034
Other nondeductible items                      2,319     4,547
                                            ________  ________
                                             173,867   113,157

Less valuation allowance                    (45,095)  (45,095)
                                            ________  ________
Deferred tax assets                          128,772    68,062

Deferred tax  liabilities:
Depletion of coal deposits                  (74,530)  (70,565)
Unrealized appreciation  on available-
 for-sale securities                       (124,082)  (86,501)
                                            ________  ________
Deferred tax liabilities                   (198,612) (157,066)

Net deferred tax asset (liability)        $ (69,840)  (89,004)

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


(6)     Pension Plan

The Company sponsored a defined contribution pension plan for eligible employees. In September 1996, an amendment to the pension plan was approved by the Board of Directors. The amendment terminated the plan and all participants became 100% vested in their accounts. No new participants were eligible to participate in the plan after December 31, 1995. Contributions to the plan were $1,055 in 1995

(7)     Operating Leases

The Company has an operating lease on a month-to-month basis for its administrative office space in Kansas City, Missouri. In addition, the subsidiaries of the Company have operating leases for certain retail facilities. Rent expense for operating leases in the aggregate amounted to $118,908, $142,190 and $90,192 for the years ended December 31, 1997,
   1996 and 1995, respectively.

A summary of minimum lease commitments, all of which relate to the food operation, follows:

                  Year ended
                  December 31,
                  ____________
                  1998          $ 96,520
                  1998            89,900
                  1999            72,500
                  2000            57,900
                  2001            13,750

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

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


(9)     Related Party Transaction

During February 1994, an Investment Management Agreement was entered into between the Company and Woodwin Management, Inc. The Company's president is also the president, director and stockholder of Woodwin Management, Inc. Under this agreement, the Company has agreed to pay a fee at an annual rate of .50% of the market value of the assets under management. Woodwin Management, Inc. is managing the Company's equity securities portfolio. The fee paid in 1997, 1996 and 1995 to Woodwin Management, Inc. was $5,997, $4,530 and $3,625, respectively. In the opinion of management of the Company, the terms of this Investment Management Agreement are reasonable and competitive.

(10)     Business Segment Information

The Company operates in two business segments: energy and retail food. The energy segment consists of the leasing of real properties and mineral interests in the midwestern and southern United States to operating leasees. Coal royalties in 1997, 1996 and 1995 were received from three, four and three customers, with 91%, 92% and 87% being received from the largest customer. Oil and mineral leases and bonuses were received from nine, six and four customers in 1997, 1996 and 1995, with 51%, 38% and 71% being recognized from the largest customer. Oil and gas royalties were received from twelve, four and four customers in 1997, 1996 and 1995, with 97%, 97% and 96% being received from one customer. The retail food segment, which commenced in 1993, consists of the operation of a fast food bagel and delicatessen business with two locations in Ohio, one location in Pennsylvania and one location in California which closed in March 1997. Business segment information for 1997, 1996 and 1995 is as follows:

                                          Retail
1997                           Energy     food        Total
                               _________  _________   __________

Operating revenue            $ 1,106,425    901,835    2,008,260

Operating income (loss)      $ 1,102,886  (373,593)      729,293
General corporate expenses                             (279,967)
Investment income                                        627,662
Gain on sale of real estate                               37,365
Other                                                      3,696
                                                      __________
Earnings before income
 taxes                                              $  1,118,049

Depreciation and depletion   $     2,365     62,848       65,213

Capital expenditures         $         0      6,454        6,454

Identifiable assets          $ 1,120,067    112,582    1,232,649
Corporate assets                                       9,772,765
                                                      __________
Total assets                                        $ 11,005,414

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

During 1997, 2,500 options were granted with an exercise price of $30.50.
   During 1996, 2,500 options were granted with an exercise price of $30.50. During 1995, 2,500 options were granted with an exercise price of $29.00. No options were exercised during 1997, 1996 or 1995. At December 31, 1997, there were 17,500 shares available for grant under the Plan.

The per share weighted average fair value of stock options granted during 1997, 1996 and 1995 was $2.64, $1.84 and $2.29, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1997 - expected dividend yield 6.0%, expected volatility of 15.0%, risk-free interest rate of 5.66% and an expected life of five years; 1996 - expected dividend yield 6.0%, expected volatility of 9.0%, risk-free interest rate of 6.3% and an expected life of five years; 1995 - expected dividend yield 6.0%, expected volatility of 9.0%, risk-free interest rate of 6.3% and an expected life of five years.

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

                                  1997        1996        1995
                                  __________  __________  __________
         Net Earnings:
           As reported          $    777,838     790,790     830,662

           Pro forma                 777,329     786,878     826,636

         Earnings per share:
           As reported                  2.15        2.13        2.22

           Pro forma                    2.14        2.12        2.21

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


(12)     Food Operations

Food operations of the Company's fast food bagel and delicatessen business includes the following expenses for the years ended December 31, 1997, 1996 and 1995:

                                 1997      1996      1995
                                 ________  ________  ________
Salaries and wages             $  282,931   341,856   228,950
Occupancy expense                 109,132   132,296    80,660
Depreciation and amortization
 expense                           62,848    76,651    53,435
Utility expense                    38,224    41,194    28,134
Other expenses                    193,977   241,701   146,825
                                 ________  ________  ________
                               $  687,112   833,698   538,004