Form 10-Q
period 1998-03-31
CENTRAL COAL & COKE CORP
filed 1998-05-15
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended March 31, 1998


                       Commission File No. 0-1392


            Central Coal & Coke Corporation and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105



                            Phone:  816-842-2430



              Common stock outstanding as of March 31, 1998
                      $1 par value; 356,595 shares



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

                               Table of Contents


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - March 31, 1998 and
             December 31, 1997

           Consolidated Statements of Earnings and Retained Earnings
             - Three months ended March 31, 1998 and 1997

           Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and 1997

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

Consolidated Balance Sheets

March 31, 1998 and December 31, 1997
(Unaudited)

(amounts in unit dollars)
ASSETS                                             1998          1997
                                                   __________    __________
Current assets:
  Cash and cash equivalents                    $    1,949,112     1,493,966
  Accounts receivable                                       0        22,500
  Securities maturing within one year, at
   amortized cost (note 2) (fair value
   $7,438,380 and $7,443,950 at March 31,
   1998 and December 31, 1997)                      7,439,787     7,443,948
  Other                                                49,606        46,382
                                                   __________    __________
Total current assets                                9,438,505     9,006,796

Equity securities, at fair value (note 2)             896,732       828,797

Coal deposits, real estate, equipment and
 leasehold improvements:
  Coal deposits                                     1,602,882     1,602,882
  Mineral rights                                       39,988        39,988
  Surface land                                         27,445        28,115
  Equipment and leasehold improvements                284,373       284,373
                                                   __________    __________
                                                    1,954,688     1,955,358
  Less accumulated depletion, depreciation
   and amortization                                   802,376       785,537
                                                   __________    __________
Net coal deposits, real estate, equipment
 and leasehold improvements                         1,152,312     1,169,821
                                                   __________    __________
                                               $   11,487,549    11,005,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $       29,200        16,962
  Deferred oil lease bonus                            170,374             0
  Federal and state income taxes                       90,070        26,520
  Dividends payable (note 4)                          178,298             0
                                                   __________    __________
Total current liabilities                             467,942        43,482

Deferred income taxes                                  94,526        69,840

Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares, issued 376,688 shares              376,688       376,688
  Additional capital                                1,631,200     1,631,200
  Retained earnings                                 9,239,941     9,252,798
                                                   __________    __________
                                                   11,247,829    11,260,686

  Less cost of 20,093 shares held in treasury         599,032       599,032
  Net unrealized appreciation of investments
   available-for-sale, net of deferred taxes
   of $148,768 and $124,082 at March 31, 1998
   December 31, 1997                                  276,284       230,438
                                                   __________    __________
Total stockholders' equity                         10,925,081    10,892,092

                                               $   11,487,549    11,005,414

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings

Three months ended March 31, 1998 and 1997
(Unaudited)


(amounts in unit dollars)
                                                 1998           1997
                                                 __________     __________
Operating revenue:
  Coal royalties                              $       2,493          1,565
  Oil and gas royalties                             172,456        307,709
  Oil and other mineral lease rentals
   and bonuses                                       28,434         80,196
  Food sales                                        207,620        258,996
                                                 __________     __________
Total operating revenue                             411,003        648,466

Operating expenses:
  Cost of food sales                                 81,298        103,793
  Food operations                                   163,193        209,061
  General and administrative expenses                95,030        131,701
                                                 __________     __________
Total operating expenses                            339,521        444,555

Operating income                                     71,482        203,911

Nonoperating income:
  Investment income                                 140,640        123,747
  Gain on sales of real estate                       36,897            785
  Other                                                  37             46
                                                 __________     __________
Total nonoperating income                           177,574        124,578

Earnings before income taxes                        249,056        328,489

Income taxes                                         83,615        106,792
                                                 __________     __________
Net earnings                                        165,441        221,697

Retained earnings at beginning of period          9,252,798      9,014,238
Deduct cash dividends declared of $.50
 per share in 1998 and 1997                       (178,298)      (182,684)
                                                 __________     __________
Retained earnings at end of period            $   9,239,941      9,053,251

Earnings per share - basic and diluted        $        0.46           0.61

Weighted average number of shares of common
  stock outstanding                                 356,595        365,366

See accompanying notes to consolidated financial statements.




CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Three months ended March 31, 1998 and 1997
(Unaudited)


(amounts in unit dollars)
                                                   1998          1997
                                                   __________    __________
Cash flows from operating activities:
  Net earnings                                 $      165,441       221,697

  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
      Depletion, depreciation and amortization         16,839        17,956
      Amortization of premiums and discounts
       of securities, net                           (102,222)      (97,135)
      Gain on sales of real estate                   (36,897)         (785)
      Gain on sales of equity securities             (20,955)      (12,364)
      Changes in assets and liabilities:
        Accounts receivable                            22,500        22,500
        Income taxes receivable and
         other assets                                 (3,224)        13,212
        Deferred oil lease bonus                      170,374      (37,083)
        Accounts payable and accrued expenses          12,238        21,135
        Federal and state income taxes payable         63,550        66,658
                                                   __________    __________
  Total adjustments                                   122,203       (5,906)

Net cash provided by operating activities             287,644       215,791

Cash flows from investing activities:
  Proceeds from matured/called investment
   debt securities                                  7,500,000     7,500,000
  Purchases of investment debt securities         (7,393,617)   (7,389,475)
  Proceeds from sales of land                          37,567           800
  Purchases of equity securities                     (27,567)      (68,811)
  Proceeds from sales of equity securities             51,119        59,954
                                                   __________    __________
Net cash provided by investing activities             167,502       102,468

Net increase in cash and cash equivalents             455,146       318,259

Cash and cash equivalents, beginning of year        1,493,966     1,342,955

Cash and cash equivalents, end of year         $    1,949,112     1,661,214

See accompanying notes to consolidated financial statements.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

March 31, 1998


Note (1) Basis of Presentation:

     In the opinion of the Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

Oil Lease Bonuses

     Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Reporting Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, on January 1, 1998. This statement requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from nonowner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized holding gains and losses on available-for-sale securities.

                                                  Three months
                                                 ended March 31,
                                                1998        1997
                                             __________  __________
Net earnings                               $    165,441     221,697
Change in unrealized gain (loss), net            45,846     (6,206)
                                             __________  __________
Comprehensive income                       $    211,287     215,491

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


Note (2) Investment Securities:

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at March 31, 1998 and December 31, 1997 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
March 31, 1998          cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  7,439,787           0     (4,107)   7,438,380

Available-for-sale:
  Equity securities   $    471,680     435,710    (10,658)     896,732

December 31, 1997
_________________
Held-to-maturity:
  U. S. government
   agency securities  $  7,443,948         113       (111)   7,443,950

Available-for-sale:
  Equity securities   $    474,277     388,761    (34,241)     828,797

Note (3) Food Operations

     Food operations of the Company's fast food bagel and delicatessen business includes the following expenses for the three ended March 31, 1998 and 1997:

                        1998        1997
                        __________  __________
Salaries and wages    $     61,970      82,802
Occupancy expense           24,089      37,338
Depreciation expense        14,007      15,135
Utility expense              8,398       8,725
Other expenses              54,729      65,061
                        __________  __________
                      $    163,193     209,061

Note (4) Dividends

     During the quarter ended March 31, 1998 the Company's Board of
Directors declared a $.50 dividend per share which is payable May 1, 1998.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     There was no significant change in the financial condition of the Registrant during the first quarter of 1998 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

     Revenue from oil and gas royalties decreased substantially in the first quarter of 1998 from the first quarter of 1997 due to lower oil prices and somewhat reduced production. Revenue from oil and other mineral lease rentals and bonuses was down in the first quarter of 1998 from the first quarter of 1997 due to fewer new leases made with income recognizable in the current period.

     Revenue from food sales decreased in the first quarter of 1998 from the first quarter of 1997 by approximately 20%. Revenue from this source results from the operation of Beckman's Deli Systems, Limited Liability
Company, a limited liability company in which the Registrant is a member
(hereinafter "Beekman's"). The reason for the decrease in the current period was that fewer facilities were in operation during the first quarter of 1998 than in the first quarter of 1997. Four facilities were in operation during the first quarter of 1997, but one of the facilities, the one located in an area of San Diego, California known as Pacific
Beach, was closed at the end of March, 1997 because of disappointing sales. In addition, sales from the remaining facilities, in the aggregate were somewhat lower in the first quarter of 1998 from the first quarter of 1997, and this also contributed to the reduction in revenue from this source.

     Revenue from investment income was up approximately 14 % in the first quarter of 1998 over the first quarter of 1997 due primarily to a somewhat higher rate of return on investments during the current period.
Revenue from gain on sales of real estate was higher in the first quarter of 1998 over the first quarter of 1997 due to more surface land being sold in the current period then in the previous period under comparison.

     Included in operating expenses are cost of food sales and food operations. Cost of food sales decreased by approximately 22% in the first quarter of 1998 from the first quarter of 1997. Cost of food sales is directly related to food sales made which, as explained above, decreased in the first quarter of 1998 from the first quarter of 1997.
Expenses categorized as food operations were also down in the first quarter of 1998 from the first quarter of 1997 primarily because of fewer facilities being operated in the current period as explained above. As has been discussed in previous reports, there have been recent increases in the federal minimum wage. Beekman's employs a number of workers at the prevailing minimum wage, and thus is experiencing somewhat increased labor expense which has been partially offset by price increases which results in nominal, overall impact on the results of operations.

     General and administrative expenses were down approximately 28 % in the first quarter of 1998 from the first quarter of 1997 due primarily to reduced payments to outside service providers, particularly in connection with the operation of the bagel and delicatessen business. Also, state franchise tax expense which is a component of this expense item was lower in the current period than in the prior period under comparison.

     Income taxes were lower in the 1998 period from the 1997 period as a result of decreased earnings before income taxes.

     In 1997, the Financial Accounting Standards Board issued Statement
No. 130, Reporting Comprehensive Income, effective for the period ended
March 31, 1998. The effect of the application of this Statement is explained in note 1 to the accompanying consolidated financial statements.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


Cash flows increased in the first quarter of 1998 and also in the first quarter of 1997, but the increase was greater in the first quarter of 1998. A significant component in the increase of net cash provided by operating activities in the current period over the prior period is the increase of deferred oil lease bonuses. Net cash provided by investing activities was greater in the current period due to the timing of purchases of equity securities.

	During the first quarter of 1998, the Company's Board of Directors declared a cash dividend of $.50 per share payable May 1, 1998. A dividend in the same amount was paid on May 1, 1997.

	As the year 2000 approaches, issues have emerged regarding how existing application software programs and operating systems can accommodate this date. Based on information currently available, management does not anticipate that the Registrant will incur significant operating expenses or be required to incur material costs to be year 2000 compliant. In addition, the Registrant has relationships with third parties that have a computer system that may not be year 2000 compliant.
To the extent the Registrant's or such third parties' system are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Registrant's business, financial condition, results of operation, or business prospects, but given the nature of the Registrant's activities, this is not anticipated.

	The Registrant has no specific commitment for material capital expenditures at the present time. Management continues to actively pursue other business opportunities which will result in a more productive deployment of its assets and ultimately increase earnings. Management continues to aggressively pursue development of increased income from its oil and gas and coal properties and continues to attempt to lease more of its mineral properties in order to generate additional rental, bonus and royalty income.




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

  CENTRAL COAL & COKE CORPORATION
           (Registrant)


Date:   May 15, 1998
        ____________________________

By:     /s/ Gary J. Pennington
        ____________________________

            Gary J. Pennington,
            Assistant Secretary-
         General Manager, Principal
      Financial and Accounting Officer



Date:   May 15, 1998
        ____________________________

By:     /s/ Leonard L. Noah
        ____________________________

              Leonard L. Noah,
         Vice President, Treasurer

