Form 10-Q
period 1998-06-30
CENTRAL COAL & COKE CORP
filed 1998-08-13
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended June 30, 1998


                     Commission File No. 0-1392


          Central Coal & Coke Corporation and Subsidiaries
      Incorporated in State of Delaware IRS Number:  44-0195290
                    127 West 10th Street, Room 666
                      Kansas City, Missouri 64105



                         Phone:  816-842-2430



              Common stock outstanding as of June 30, 1998
                      $1 par value; 356,595 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - June 30, 1998 and
             December 31, 1997

           Consolidated Statements of Earnings and Retained Earnings
             - Six and three months ended June 30, 1998 and 1997

           Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and 1997

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

Consolidated Balance Sheets

June 30, 1998 and December 31, 1997
(Unaudited)


(amounts in unit dollars)
ASSETS                                          1998         1997
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,693,442    1,493,966
  Accounts receivable                                    0       22,500
  Securities maturing within one year,
   at amortized cost (note 2) (fair value
   $7,441,300 and $7,443,950 at June 30, 1998
   and December 31, 1997)                        7,443,100    7,443,948
  Other                                             48,320       46,382
                                                __________   __________
Total current assets                             9,184,862    9,006,796

Equity securities, at fair value (note 2)        1,043,490      828,797

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      27,437       28,115
  Equipment and leasehold improvements             300,894      284,373
                                                __________   __________
                                                 1,971,201    1,955,358
  Less accumulated depletion, depreciation
     and amortization                              819,783      785,537
                                                __________   __________
     Net coal deposits, real estate,
      equipment and leasehold improvements       1,151,418    1,169,821

                                                __________   __________
                                              $ 11,379,770   11,005,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses       $     51,275       16,962
  Deferred oil lease bonus                         146,035            0
  Federal and state income taxes                    38,742       26,520
                                                __________   __________
Total current liabilities                          236,052       43,482

Deferred income taxes                               94,811       69,840
Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares           376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                              9,363,238    9,252,798
                                                __________   __________
                                                11,371,126   11,260,686

  Less cost of 20,093 shares held in treasury      599,032      599,032
  Net unrealized appreciation of investments
   available-for-sale, net of deferred taxes
   of $149,053 and $124,082 at June 30, 1998
   and December 31, 1997                           276,813      230,438
                                                __________   __________
Total stockholders' equity                      11,048,907   10,892,092
                                                __________   __________
                                              $ 11,379,770   11,005,414

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings and Retained Earnings

Six months ended June 30, 1998 and 1997 and three months ended June 30, 1998 and 1997
(Unaudited)


(amounts in unit dollars)
                                  Six months ended    Three months ended
                                      June 30,             June 30,
                                   1998      1997       1998      1997
                                _________ _________  _________ _________
Operating revenue:
  Coal royalties              $    27,898    27,421     25,405    25,856
  Oil and gas royalties           289,223   492,974    116,767   185,265
  Oil and other mineral lease
   rentals and bonuses             66,043   117,279     37,609    37,083
  Food sales                      394,915   497,539    187,295   238,543
                                _________ _________  _________ _________
    Total operating revenue       778,079 1,135,213    367,076   486,747

Operating expenses:
  Cost of food sales              156,834   203,195     75,536    99,402
  Food operations                 322,550   380,335    159,357   171,274
  General and administrative
   expenses                       166,953   216,246     71,923    84,545
                                _________ _________  _________ _________
    Total operating expenses      646,337   799,776    306,816   355,221

    Operating income              131,742   335,437     60,260   131,526

Nonoperating income:
  Investment income               265,027   257,082    124,387   133,335
  Gain on sale of real estate      37,189       785        292         0
  Other                               452     2,561        415     2,515
                                _________ _________  _________ _________
    Total nonoperating income     302,668   260,428    125,094   135,850

    Earnings before income
     taxes                        434,410   595,865    185,354   267,376

Income taxes                      145,672   196,829     62,057    90,037
                                _________ _________  _________ _________
    Net earnings                  288,738   399,036    123,297   177,339

Retained earnings at
 beginning of period            9,252,798 9,014,238  9,239,941 9,053,251
Deduct cash dividends declared
 of $.50 per share in 1998
 and 1997                       (178,298) (182,684)          0         0
                                _________ _________  _________ _________
Retained earnings at end
 of period                    $ 9,363,238 9,230,590  9,363,238 9,230,590

Earnings per share-
   basic and diluted          $      0.81      1.09       0.35      0.48

Weighted average number
 of shares of common
 stock outstanding                356,595   365,056    356,595   364,750

See accompanying notes to consolidated financial statements.




CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Six months ended June 30, 1998 and 1997
(Unaudited)


(amounts in unit dollars)
                                                   1998         1997
                                                __________   __________
Cash flows from operating activities:
  Net earnings                                $    288,738      399,036

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion, depreciation
       and amortization                             34,246       33,949
    Amortization of premiums and
     discounts of securities, net                (202,037)    (197,587)
    Gain on sale of real estate                   (37,189)        (785)
    Gain on sale of equity securities             (26,580)     (28,596)
    Changes in assets and liabilities:
      Accounts receivable                           22,500       22,500
      Other assets                                 (1,938)     (40,818)
      Deferred oil lease bonus                     146,035     (74,166)
      Accounts payable and accrued expenses         34,313       15,138
      Federal and state income taxes                12,222            0
                                                __________   __________
   Total adjustments                              (18,428)    (270,365)
   Net cash provided by operating activities       270,310      128,671

Cash flows from investing activities:
  Capital expenditures                            (16,521)            0
  Proceeds from matured/called investment
   debt securities                              15,000,000   11,500,000
  Purchases of investment debt securities     (14,797,115) (11,335,278)
  Proceeds from sale of land                        37,867          801
  Purchases of equity securities                 (170,331)     (89,672)
  Proceeds from sales of equity
   securities                                       53,564      149,176
                                                __________   __________
   Net cash provided by
    investing activities                           107,464      225,027

Cash flows from financing activities:
  Purchase of treasury stock                             0     (51,425)
  Payment of dividends                           (178,298)    (182,684)
                                                __________   __________
   Net cash used in financing activities         (178,298)    (234,109)

   Net increase in cash and
    cash equivalents                               199,476      119,589

Cash and cash equivalents,
 beginning of year                               1,493,966    1,342,955
Cash and cash equivalents,
 end of period                                $  1,693,442    1,462,544

See accompanying notes to consolidated financial statements.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

June 30, 1998


Note (1) Basis of Presentation:

     In the opinion of the Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations and cash flows for the three months ended June 30, 1998 and 1997.

Oil Lease Bonuses

     Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Reporting Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, on January 1, 1998. This statement requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from nonowner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized holding gains and losses on available-for-sale securities, net of related deferred income taxes.

                                       Six months         Three months
                                     ended June 30,      ended June 30,
                                    1998      1997      1998      1997
                                   ________  ________  ________  ________
Net earnings                     $  288,738   399,036   123,297   177,339
Other comprehensive income           46,375    70,405       529    76,611
                                   ________  ________  ________  ________
Comprehensive income             $  335,113   469,441   123,826   253,950

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


Note (2) Investment Securities:

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at June 30, 1998 and December 31, 1997 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
June 30, 1998           cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  7,443,100           0     (1,800)   7,441,300

Available-for-sale:
  Equity securities   $    617,624     457,581    (31,715)   1,043,490

December 31, 1997
_________________
Held-to-maturity:
  U. S. government
   securities         $  7,443,948         113       (111)   7,443,950

Available-for-sale:
  Equity securities   $    474,277     388,761    (34,241)     828,797

Note (3) Food Operations

     Food operations of the Company's fast food bagel and delicatessen business include the following expenses for the six months and three months ended June 30, 1998 and 1997:

                              Six months              Three months
                            ended June 30,           ended June 30,
                           1998        1997         1998        1997
                        __________  __________   __________  __________
Salaries and wages    $    122,459     156,855       60,489      74,053
Occupancy expense           45,886      60,403       21,797      23,065
Depreciation expense        28,014      27,723       14,007      12,588
Utility expense             17,291      18,153        8,893       9,428
Other expenses             108,900     117,201       54,171      52,140
                        __________  __________   __________  __________
                      $    322,550     380,335      159,357     171,274


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


There was no significant change in the financial condition of the Registrant during the first six months of 1998 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

Revenue from oil and gas royalties decreased substantially in the first six months of 1998 from the first six months of 1997 and also in the second quarter of 1998 from the second quarter of 1997. The decreases in the current periods were due to low oil prices and reduced production. Revenue from oil and other mineral lease rentals and bonuses was down substantially in the first six months of 1998 from the first six months of 1997 while there was a slight increase in the second quarter of 1998 over the second quarter of 1997. The decrease in the six-month period was due to fewer new leases being made with income recognizable in the current period.

Revenue from food sales decreased approximately 21% in the first six months of 1998 from the first six months of 1997 and by approximately the same percentage in the second quarter of 1998 from the second quarter of 1997. Revenue from this source results from the operation of Beekman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (hereinafter "Beekman's"). Beekman's operates fast food bagel and delicatessen facilities, and sales were down at all locations during the current periods. Also, there were fewer facilities in operation in the 1998 periods than the same periods for the previous year, with facilities being operated during the first six months of 1998 in Athens, Ohio; Columbus, Ohio; and State College, Pennsylvania. A fourth facility which previously had been operated in an area of San Diego, California, known as Pacific Beach, was closed at the end of March, 1997, because of disappointing sales. Effective July 1, 1998, the facility at State College, Pennsylvania was closed and the premises subleased to another party.

Revenue from investment income was up slightly in the first six months of 1998 over the first six months of 1997 while being down somewhat in the second quarter of 1998 from the second quarter of 1997. These fluctuations are basically due to variations in rate of return on temporary fixed income investments and somewhat lower capital gains income in the second quarter of 1998.

Revenue from gain on sales of real estate was higher in the first six months of 1998 over the first six months of 1997 due to more surface land being sold in the current period than in the previous period under comparison.

Included in operating expenses are cost of food sales and food operations. Cost of food sales decreased approximately 23% in the first six months of 1998 from the first six months of 1997 and also decreased approximately 24% in the second quarter of 1998 from the second quarter of 1997. Cost of food sales is directly related to food sales made which, as explained above, decreased in the first six months of 1998 from the first six months of 1997 and in the second quarter of 1998 from the second quarter of 1997. Expenses categorized as food operations were also down in the first six months of 1998 from the first six months of 1997 because of lower sales and fewer facilities being operated in the current period as explained above. Also, as has been discussed in previous reports, there have been recent increases in the federal minimum wage. Beekman's employs a number of workers at the prevailing minimum wage, and thus is experiencing somewhat increased labor expense which has been partially offset by price increases which result in nominal overall impact on the results of operations.

General and administrative expenses where down approximately 23% in the first six months of 1998 from the first six months of 1997 and down also in the second quarter of 1998 from the second quarter of 1997 due primarily to reduced payments to outside service providers, particularly in connection with the operation of the bagel and delicatessen business. Also, state franchise tax expense which is a component of this expense item was lower in 1998 than in 1997.

Income taxes were lower in the 1998 periods than in the 1997 periods as a result of decreased earnings before income taxes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, effective for the period beginning January 1, 1998. The effect of the application of this statement is explained in note 1 to the accompanying consolidated financial statements.

Cash flows increased in the first six months of 1998 and also in the first six months of 1997, but the increase was significantly greater in the first six months of 1998. Significant components of the increase of net cash provided by operating activities in the current period over the prior period include the increase of liabilities for deferred oil lease bonuses and an increase in accrued accounts payable. Net cash provided by investing activities decreased in the current period primarily because of differences in the amounts of proceeds from matured/called investment debt securities which were reinvested, and the timing of purchases and sales of equity securities during the respective periods. Also net cash used in financing activities decreased in the current period as there were treasury stock purchases during the 1997 period and no such purchases during the 1998 period.

During the first quarter of 1998, the Company's Board of Directors declared a cash dividend of $.50 per share which was paid on May 1, 1998. A dividend in the same amount was paid on May 1, 1997.

As the year 2000 approaches, issues have emerged regarding how existing application software programs and operating systems can accommodate this date. Based on information currently available, management does not anticipate that the Registrant will incur significant operating expenses or be required to incur material costs to be Year 2000 compliant. In addition, the Registrant has relationships with third-parties that have computer systems that may not be Year 2000 compliant. To the extent the Registrant's or such third-parties' system are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Registrant's business, financial condition, results of operation or business prospects, but given the nature of the Registrant's activities, this is not anticipated.

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

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), was issued by Financial Accounting Standards board in June 1998. Statement 133 standardizes the accounting for derivative instruments. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value.
The Company must adopt Statement 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of Statement 133 must be applied prospectively. The Company anticipates that the adoption of Statement 133 will not have a materiel impact in the Company's financial statements.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Attached

Item 6.   Exhibits and Reports on Form 8-K - None

ITEM 5.  OTHER INFORMATION


The proxy statement sent to stockholders on March 18, 1998, with respect to the annual meeting of stockholders which was held April 15, 1998, included information concerning stockholder proposals which stated that for a stockholder proposal to be included in the proxy materials for next year's annual meeting, it must be received at the Registrant's principal office in Kansas City, Missouri on or before November 18, 1998. The Registrant's proxy has, in the past, contained and is expected to contain in the future, authority for the named proxies to vote in their discretion on other business that may properly come before the meeting. Recent amendments to Securities and Exchange Commission Rule 14a-4, provide that if a stockholder wishes to present a proposal at the annual meeting and the Registrant does not have notice of the proposal at least forty-five days before the date on which the Registrant first mailed its proxy materials for the prior year's annual meeting, that the proxy may confer discretionary authority to vote on such proposal. Accordingly, if a proposal is to be submitted by a stockholder for consideration at the annual meeting to be held in 1999, and the Registrant does not receive notice of such proposal by February 1, 1999, the Registrant's proxy for that meeting may confer discretionary authority to vote on such proposal.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

      CENTRAL COAL & COKE CORPORATION
               (Registrant)


Date:   August 13, 1998
        ____________________________

By:     /s/ Gary J. Pennington
        ____________________________

            Gary J. Pennington,
            Assistant Secretary-
         General Manager, Principal
      Financial and Accounting Officer



Date:   August 13, 1998

        ____________________________

By:     /s/ Leonard L. Noah
        ____________________________

              Leonard L. Noah,
         Vice President, Treasurer