Form 10-Q
period 1998-09-30
CENTRAL COAL & COKE CORP
filed 1998-11-13
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


               For the Quarter Ended September 30, 1998


                       Commission File No. 0-1392


            Central Coal & Coke Corporation and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105



                            Phone:  816-842-2430



            Common stock outstanding as of September 30, 1998
                      $1 par value; 356,595 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI


Table of Contents


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - September 30, 1998 and
             December 31, 1997

           Consolidated Statements of Earnings and Retained Earnings
             - Nine and three months ended September 30, 1998 and 1997

           Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and 1997

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

Consolidated Balance Sheets

September 30, 1998 and December 31, 1997
(Unaudited)

(amounts in unit dollars)
ASSETS                                          1998         1997
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,587,298    1,493,966
  Accounts receivable                                    0       22,500
  Securities maturing within one year,
   at amortized cost (note 2) (fair value
   $7,430,425 and $7,443,950 at September 30,
   1998 and December 31, 1997)                   7,417,632    7,443,948
  Note receivable, current position                 16,346            0
  Other                                             10,721       46,382
                                                __________   __________
Total current assets                             9,031,997    9,006,796

Equity securities, at fair value (note 2)          966,478      828,797

Note receivable                                    118,654            0

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      26,768       28,115
  Equipment and leasehold improvements               6,053      284,373
                                                __________   __________
                                                 1,675,691    1,955,358
  Less accumulated depletion, depreciation
     and amortization                              579,500      785,537
                                                __________   __________
     Net coal deposits, real estate,
      equipment and leasehold improvements       1,096,191    1,169,821

                                                __________   __________
                                              $ 11,213,320   11,005,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses       $     48,459       16,962
  Deferred oil lease bonus                         121,696            0
  Federal and state income taxes                    25,095       26,520
                                                __________   __________
Total current liabilities                          195,250       43,482

Deferred income taxes                               14,037       69,840

Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares           376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                              9,468,372    9,252,798
                                                __________   __________
                                                11,476,260   11,260,686

  Less cost of 20,093 shares held in treasury      599,032      599,032
  Accumulated other comprehensive income           126,805      230,438
                                                __________   __________
Total stockholders' equity                      11,004,033   10,892,092
                                                __________   __________
                                              $ 11,213,320   11,005,414

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings and Retained Earnings

Nine months ended September 30, 1998 and 1997 and three months ended September 30, 1998 and 1997
(Unaudited)


(amounts in unit dollars)
                                    Nine months         Three months
                                ended September 30,  ended September 30,
                                   1998      1997       1998      1997
                                _________ _________  _________ _________
Operating revenue:
  Coal royalties              $    51,514    51,506     23,616    24,085
  Oil and gas royalties           329,241   685,014     40,018   192,040
  Oil and other mineral lease
   rentals and bonuses            100,920   127,816     34,877    10,537
                                _________ _________  _________ _________
    Total operating revenue       481,675   864,336     98,511   226,662

Operating expenses - general
 and administrative expenses      218,613   265,561     51,660    49,315

    Operating income              263,062   598,775     46,851   177,347

Nonoperating income:
  Investment income               378,133   509,046    113,106   251,964
  Gain on sale of real estate      71,719       785     34,530         0
  Other                               467     2,976         15       415
                                _________ _________  _________ _________
    Total nonoperating income     450,319   512,807    147,651   252,379

    Earnings before income
     taxes                        713,381 1,111,582    194,502   429,726

Income taxes                      243,651   375,761     69,260   149,695
                                _________ _________  _________ _________
Earnings from continuing
 operations before income taxes   469,730   735,821    125,242   280,031

Discontinued operations, net of
 income taxes (note 3):
    Loss from operations of
     discontinued food
     operations                  (88,724)  (86,919)   (32,974)  (30,165)
    Gain on disposal of food
     operations                    12,866         0     12,866         0
                                _________ _________  _________ _________

    Net earnings                  393,872   648,902    105,134   249,866

Retained earnings at
 beginning of period            9,252,798 9,014,237  9,363,238 9,230,590
Deduct cash dividends declared
 of $.50 per share in 1998
 and $1.50 per share 1997       (178,298) (539,278)          0 (356,595)
                                _________ _________  _________ _________
Retained earnings at end
 of period                    $ 9,468,372 9,123,861  9,468,372 9,123,861

Earnings per share from
 continuing operations - basic
 and diluted                  $      1.32      2.02       0.35      0.78

Earnings per share from
 discontinued operations -
 basic and diluted            $    (0.22)    (0.23)     (0.06)    (0.09)

Earnings per share - basic
 and diluted                  $      1.10      1.79       0.29      0.69

Weighted average number
 of shares of common
 stock outstanding                356,595   363,514    356,595   360,481

See accompanying notes to consolidated financial statements.




CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Nine months ended September 30, 1998 and 1997
(Unaudited)


(amounts in unit dollars)
                                                   1998         1997
                                                __________   __________
Cash flows from operating activities:
  Net earnings                                $    393,872      648,902

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion, depreciation and amortization        38,830       48,647
    Amortization of premiums and
     discounts of securities, net                (303,622)    (300,407)
    Gains on sales of real estate and subsidiary  (91,213)        (785)
    Gain on sale of equity securities             (19,124)    (161,458)
    Changes in assets and liabilities:
      Accounts receivable                           22,500       22,500
      Other assets                                  35,661        9,925
      Deferred oil lease bonus                     121,696     (74,166)
      Accounts payable and accrued expenses         31,497       27,146
      Federal and state income taxes payable       (1,425)       65,811
                                                __________   __________
   Total adjustments                             (165,200)    (362,787)

   Net cash provided by operating activities       228,672      286,115

Cash flows from investing activities:
  Capital expenditures                            (16,521)      (6,454)
  Proceeds from matured/called investment
   debt securities                              22,500,000   19,000,000
  Purchases of investment debt securities     (22,170,062) (18,709,233)
  Proceeds from sale of real estate                 73,066          801
  Proceeds from sale of subsidiary                  69,468            0
  Note receivable                                (135,000)            0
  Purchases of equity securities                 (389,617)    (104,356)
  Proceeds from sales of equity
   securities                                      111,624      425,304
                                                __________   __________
   Net cash provided by
    investing activities                            42,958      606,062

Cash flows from financing activities:
  Purchase of treasury stock                             0    (263,644)
  Payment of dividends                           (178,298)    (182,683)
                                                __________   __________
   Net cash used in financing activities         (178,298)    (446,327)

   Net increase in cash and cash equivalents        93,332      445,850

Cash and cash equivalents,
 beginning of year                               1,493,966    1,342,955
Cash and cash equivalents,
 end of period                                $  1,587,298    1,788,805

See accompanying notes to consolidated financial statements.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

September 30, 1998


Note (1) Basis of Presentation:

     In the opinion of the Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations and cash flows for the periods ended September 30, 1998 and 1997.

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

                                 For the nine        For the three
                                 months ended         months ended
                                 September 30,       September 30,
                                1998      1997      1998      1997
                               ________  ________  ________  ________
Net earnings                 $  393,872   648,902   105,134   249,866
Other comprehensive income    (103,633)    81,954 (150,008)    11,549
                               ________  ________  ________  ________
Comprehensive income         $  290,239   730,856  (44,874)   261,415

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


Note (2) Investment Securities:

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at September 30, 1998 and December 31, 1997 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
September 30, 1998      cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  7,417,632      12,793           0   7,430,425

Available-for-sale:
  Equity securities   $    771,394     337,004   (141,920)     966,478

December 31, 1997
_________________
Held-to-maturity:
  U. S. government
   securities         $  7,443,948         113       (111)   7,443,950

Available-for-sale:
  Equity securities   $    474,277     388,761    (34,241)     828,797

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


Note (3) Food Operations

     On September 1, 1998, the Company sold its food operations for $135,000. The Company recorded a gain of $19,494 (less applicable income taxes of $6,628). Prior to the sale, food operations of the Company's fast food bagel and delicatessen business includes the following expenses for the nine months and three months ended September 30, 1998 and 1997:

                             Nine months              Three months
                         ended September 30,       ended September 30,
                           1998        1997         1998        1997
                        __________  __________   __________  __________
Revenues              $    428,637     676,745       33,722     179,206

Cost of food operations    172,630     272,288       15,796      69,093

Food operations expenses:
  Salaries and wages  $    145,968     212,846       23,509      55,991
  Occupancy expense         59,446      84,720       13,560      24,317
  Depreciation expense      32,021      39,037        4,007      11,314
  Utility expense           22,630      29,080        5,339      10,927
  Other expenses           130,372     170,469       21,472      53,268
                        __________  __________   __________  __________
                      $    390,437     536,152       67,887     155,817

Loss from food
 operations              (134,430)   (131,695)     (49,961)    (45,704)

Income tax effect         (45,706)    (44,776)     (16,987)    (15,539)

Loss from food
 operations               (88,724)    (86,919)     (32,974)    (30,165)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


There was no significant change in the financial condition of the Registrant during the first nine months of 1998 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

Revenue from oil and gas royalties decreased substantially in the first nine months of 1998 from the first nine months of 1997, and also in the third quarter of 1998 from the third quarter of 1997. The decreases in the current periods were due to low oil prices and reduced production. Revenue from oil and other mineral lease rentals and bonuses were down materially in the first nine months of 1998 from the first nine months of 1997, while increasing somewhat in the third quarter of 1998 over the third quarter of 1997. Overall, the revenue from this source was greater in the year-to-date period in 1997 because more new leases with income recognizable during that period were made during that period than in the first nine months of 1998. However, revenue from this source was greater in the third quarter of 1998 due to more income being recognizable in that period than in the corresponding period of 1997.

The consolidated statements of earnings and retained earnings shows loss from operations of discontinued food operations and gain on disposal of food operations. In prior periods, revenue from food sales resulted from the operation of Beekman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (hereinafter "Beekman's"). Beekman's operated fast food bagel and delicatessen facilities in four different locations. Sales and profitability of this operation were disappointing, and one facility had been closed in March of 1997 and that lease terminated, and a second facility closed effective July 1, 1998, with the premises being subleased to another party. The assets of the final two facilities (facilities located at Athens, Ohio and Columbus, Ohio) were sold to an unrelated party and the respective leases assigned effective September 1, 1998, and Beekman's now has no active business operations. As a result of the disposal of assets of the final two operations as described above, after recognition of substantial earlier losses and a writedown of the carrying value of the assets of this venture in 1997 for book purposes, the Registrant realized a nominal gain from the sale of assets, and that gain is reflected in the item captioned "gains on disposal of food operations" under discontinued operations for both the first nine months of 1998 and the third quarter of 1998.

Under nonoperating income, revenue from investment income was down approximately 26% in the first nine months of 1998 from the first nine months of 1997, and also was significantly lower in the third quarter of 1998 than in the third quarter of 1997. These fluctuations are basically due to variations in rate of return on temporary fixed income investments and somewhat lower capital gains income in the current periods under comparison. Additionally, there was increased income from gains on sales of real estate in the first nine months of 1998 over the first nine months of 1997 and also in the third quarter of 1998 over the third quarter of 1997 due to more surface land being sold in the current periods than in the previous periods under comparison.

General and administrative expenses were down approximately 18% in the first nine months of 1998 from the first nine months of 1997 but were up slightly in the third quarter of 1998 over the third quarter of 1997. The decrease in the year-to-date amount reflects reduced payments to outside service providers, particularly in connection with the operation of the bagel and delicatessen business, and reduced state franchise tax expenses which are components of this expense item. The increase in the third quarter of 1998 over the same period in 1997 was due somewhat to increased rental on the Registrant's general office facility in Kansas City, Missouri.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


Cash flows increased in the first nine months of 1998 and also in the first nine months of 1997, but the increase was significantly greater in the first nine months of 1997. Significant components of the increase of net cash and cash equivalents include gain on sale of assets of the subsidiary as described above and additional gains on sale of real estate and differences in the amount of proceeds from matured/called investment debt securities which were reinvested, and the timing of purchases and sales of equity securities during the respective periods, partially offset by an increase of liabilities for deferred oil lease bonuses. Also, there were treasury stock purchases during the 1997 period and no such purchases during the 1998 period.

During the first quarter of 1998, the Company's Board of Directors declared a cash dividend of $.50 per share which was paid on May 1, 1998. A dividend in the same amount was paid on May 1, 1997. An additional dividend of $1.00 per share was declared in September of 1997 and paid in November of 1997 for total dividends in 1997 of $1.50. The Registrant's Board of Directors determined in September of 1998 not to declare a dividend payable in November as in the prior year, due to decreased earnings this year and a desire to retain liquidity for future internal capital growth.

As the year 2000 approaches, issues have emerged regarding how existing computer application software programs and operating systems can accommodate this date because certain computer programs being utilized use two digits rather than four digits to define the applicable year.
As a result, it is possible that computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which in turn, could result in system failure or miscalculations causing disruptions to the operation of the business of the Registrant or its suppliers and customers. Management of the Registrant is confident that its state of readiness with respect to this matter is high. The Registrant utilizes only one stand-alone personal computer in the administration of its business operations and internal accounting, and it is not anticipated that any significant modifications or upgrades will be necessary to its existing computer hardware or software. However, the cost to address the Registrant's own Year 2000 issues would not be material even if it would become necessary to replace the entire hardware and software currently utilized, as this could be done for less than $5,000. However, the Registrant has relationships with third parties that utilize computer systems that may not be Year 2000 compliant. Thus, there is a possible risk that to the extent such third parties' systems are not fully Year 2000 compliant, there could be potential systems interruptions causing disruptions in operations of such third parties which could, in turn, affect normal business activities of the Registrant. Given the nature of the Registrant's business activities, management does not anticipate that there will be nay such potential systems interruptions of third parties which would create a material adverse effect on the Registrant's business, financial condition, results of operation or business prospects. The foregoing may constitute "forward-looking statements" about matters that are inherently difficult to predict. These statements include statements regarding the intent, belief or current expectations of the Registrant and its management. Some of the important factors that affect these statements have been described above, but such forward-looking statements involve risks and uncertainties that may possibly affect future developments, such as the ability to deal with the Year 2000 problems experienced by third parties with whom the Registrant does business and over which it has no control. If modifications and conversions required by third parties to make their computer systems Year 2000 compliant are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Registrant, even though not presently anticipated. The Registrant has not, to date, implemented a Year 2000 Contingency Plan. As reported above, it is not anticipated that compliance will create any systems interruptions or material cost to the Registrant. If conditions develop as a result of failure of third parties to be Year 2000 compliant on a timely basis, the Registrant may hereafter need to develop a Contingency Plan, such as changing third parties with whom it does business, but that is not currently contemplated.

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

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (Statement 133) was issued by the Financial Accounting Standards Board in June 1998. Statement 133 standardizes the accounting for derivative instruments. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Registrant must adopt Statement 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of Statement 133 must be applied prospectively. The Registrant anticipates that the adoption of Statement 133 will not have a material impact in the Registrant's consolidated financial statements.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Attached

Item 6.   Exhibits and Reports on Form 8-K - None

CENTRAL COAL & COKE CORPORATION


Form 10-Q
Item 5, Other Information

  (A) Change of Directors. S.M. "Slim" Riddle, who served as a Director of the Registrant since 1975 and also served as Secretary, passed away on August 24, 1998. The Board of Directors elected Gary J. Pennington, General Manager of the Registrant, to fill the vacancy as Director occasioned by Mr. Riddle's death. The Board elected Ernest N. Yarnevich, Jr. as Secretary of the Registrant filling the vacancy in that office occasioned by Mr. Riddle's death.

  (B) Disposition of Assets. A majority-owned subsidiary of the Registrant disposed of the assets of its fast food bagel and delicatessen business as described in more detail in Management's Discussion & Analysis of Financial Condition and Results of Operations. The financial effect of such disposition is reflected in the consolidated financial statements of earnings and retained earnings and is described in footnote 3 to such financial statements. This disposition of assets does not constitute the disposition of a significant amount of assets.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


        CENTRAL COAL & COKE CORPORATION
                (Registrant)


Date:    November 13, 1998
         ______________________________

By:      /s/ Gary J. Pennington
         ______________________________
               Gary J. Pennington,
              Assistant Secretary-
           General Manager, Principal
        Financial and Accounting Officer



Date:    November 13, 1998
         ______________________________

By:      /s/ Leonard L. Noah
         ______________________________
                 Leonard L. Noah,
            Vice President, Treasurer