Form 10-K
period 1998-12-31
CENTRAL COAL & COKE CORP
filed 1999-03-31
CIK 18605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                             __________________


                                  FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1998


                         Commission File No. 0-1392

                       CENTRAL COAL & COKE CORPORATION
            (Exact name of registrant as specified in its charter)

    Delaware                                                     44-0196290
__________________                                       __________________
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification No.)

127 West 10th Street, Suite 666, Kansas City, Missouri                64105
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (155,983 shares), as of February 12, 1999 was $4,835,473.

The number of shares outstanding of the issuer's only class of common stock as of December 31, 1998, is as follows:

             Common Stock ($1.00 Par Value) . . . . . . 355,995
       (This figure does not include 20,693 shares of treasury stock)

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to security holders for fiscal year ended December 31, 1998, captioned "Selected Consolidated Financial Data," "Management's Discussion & Analysis of Financial Condition & Results of Operations" and "Market for Registrant's Common Equity and Related Stockholder Matters." (Part II)

     Definitive Proxy Statement furnished to security holders and the Securities and Exchange Commission on March 24, 1999, relative to the Annual Meeting of Stockholders to be held on April 21, 1999. (Part III)


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                  PART I

ITEM 1.  BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS. During the year 1993, the registrant formed a new wholly-owned subsidiary corporation which was authorized to become involved in a newly created fast food bagel and delicatessen business located in Athens, Ohio, which commenced operation during the fourth quarter of 1993; a second facility located in Columbus, Ohio, opened during the third quarter of 1994; a third facility was opened in State College, Pennsylvania in the third quarter of 1995, and a fourth facility located in an area of San Diego, California known as Pacific Beach was opened early in 1996. As described more fully in Management's Discussion & Analysis of Financial Condition & Results of Operations set forth in Item 7 of this report sales and profitability were disappointing and by September 1, 1998, all remaining active operations were disposed of. As of December 31, 1998, the approximate net investment in this venture was $745,214. For more detail on the results of this discontinued operation see the accompanying financial statements and Note 9 thereto.

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

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. During the year 1998, the registrant had two reportable segments which are identified as the Energy Business Segment and the Retail Food Business Segment, but due to the discontinuance of the Retail Food Business Segment during 1998 as described above, there is now only one reportable segment--the Energy Business Segment. See Note 9 to the accompanying financial statements for more detail as to the discontinuance of the Retail Food Business Segments and financial information with respect thereto. There were no separate segments of the registrant prior to 1993.

     (c) NARRATIVE DESCRIPTION OF BUSINESS. One business activity of the registrant consists of the management of its interests in real properties and as discussed above is now identified as the Energy Business Segment. Such real property interests have been held and managed by registrant for lease to others for exploration and the extraction of coal and oil and gas and for surface use. From time to time sales of portions of such properties have been made. During 1994 the registrant sold 40 acres of surface land located in Macon County, Missouri and the timber rights on some adjoining property which generated a gain of approximately $33,000, and in 1995 sold approximately 4.41 additional acres of surface land in that county generating a gain of $2,141.58 and 40 additional acres of timber rights were sold for $8,900, and in 1997 sold approximately 88.17 acres in that county for a gain of $37,309.50, and in 1998 sold approximately 196 acres of surface land in that county for a gain of $85,421.31.

In 1998 the registrant sold approximately 41 acres of surface land in Sebastian County, Arkansas, for a gain of $19,923, in 1997 had sold 1.75 acres of surface land in that county for a gain of $800, in 1996 had sold
7.25 acres of surface land in that county for a gain of $6,050, and in 1995 had sold 103 acres of surface land in that county for a gain of $56,768.
Also sold in 1996 was 45 acres of real property in Pittsburg County, Oklahoma for $31,500. In addition, in 1997 the registrant sold a waiver of surface rights on 7.21 acres of its Walker County, Texas property for $2,500. The properties owned at the end of the fiscal year are described in Item 2. Additionally, the registrant continues to examine and evaluate the deployment of its assets and owned and operated enterprises as described above. During the last five years, the registrant reviewed at least six possible new business opportunities in addition to the fast food bagel and delicatessen business described above, resulting in a formal bid for one company which was not accepted, rejected two other opportunities as not suitable, and another such opportunity reviewed was taken off the market. Also, during 1993 the registrant commenced a voluntary program of reforestation on reclaimed open pit coal mining property located in Arkansas and Oklahoma. The program was not federally or state mandated, but was undertaken to enhance the value of its real property and in furtherance of its concept of social responsibility. Some additional reforestation on its properties in Arkansas took place in 1997 on which the registrant spent approximately $1,100 during that year. There was no additional reforestation expense in 1998. The financial impact upon the registrant, both in terms of short-term expenditures and future income should not be material.

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

     There are no patents, trademarks, licenses, franchises and concessions held by registrant.

     No business of any industry activity of the registrant is or may be seasonal.

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

     Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment will have no material effect upon the capital expenditures, earnings and competitive position of the registrant. There are no material estimated capital expenditures for environmental control facilities for the remainder of the current fiscal year and the succeeding fiscal year or for any further periods which the registrant deems material.

     The total number of persons employed by the registrant itself, as of the end of the fiscal year, was 3.

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

       (1)  REAL PROPERTY INTERESTS IN THE STATE OF ARKANSAS.

          The registrant is the owner of approximately 1,658 acres in fee simple, of minerals underlying approximately 16,447 additional acres, and of a number of town lots in three small towns, all in Sebastian County, Arkansas, having sold approximately 103 acres of surface in 1995, 7.25 acres in 1996, 1.75 acres in 1997, and 41 acres in 1998.

          Mineral interests underlying approximately 13,600 acres are under a coal lease to the assignee of Bethlehem Steel Corporation under the coal lease described in Item l(c). An additional 48 acres of the registrant's Arkansas properties are currently being leased under a coal lease. Another 586 acres were leased in 1993 under two separate oil and gas leases (both to the same lessee) for 5-year terms, one of which expired in 1998 without any production, but the other of which commenced production during that year. In 1997 another 120 acres were leased for a 3-year term. As yet there is no production under this lease. In 1998 another 250 acres were leased under three separate oil and gas leases, each for a 3 year term. As yet there is no production under any of these new leases.

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

       (2)  REAL PROPERTY INTERESTS IN THE STATE OF TEXAS.

          The registrant was the owner of practically all of the mineral interests in approximately 90,551 acres located in the Texas counties of San Jacinto, Walker and Montgomery, of which approximately 82,674 acres were under a reservation (in a deed of December, 1935) which covered all oil, gas, sulphur and other minerals on, in, under or that may be produced from the lands for a period commencing with the date of the deed and ending on January 1, 1985, and provided further that if on said latter date minerals were being produced in paying quantities then the reservation would be extended for a five-year period as to an area of one square mile of which the well is the center and for subsequent extensions for additional five-year periods so long as paying operations are being conducted on the premises. The right to prospect for and mine and remove minerals was further limited by various requirements of the United States. As described in Item 2(a) above, this reservation expired on January 1, 1985, and the wells then producing on such properties permitted the registrant to retain until January 1, 1990, about 6,280 acres in the Mercy Field, West Mercy Field and Moroil Field and as of January 1, 1995, the registrant continued to retain 4,017 of such acres, while production continues. The reservation is extended for an additional five-year term ending January 1, 2000, at the end of which this acreage will be lost if there is no production then continuing.

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

          The registrant in the past has also rented the surface of portions of its lands in Kansas and Oklahoma, largely for agricultural purposes, under leases of not to exceed one year

       (5)  REAL PROPERTY INTERESTS IN THE STATE OF MISSOURI.

          In Randolph and Macon Counties, Missouri, the registrant is the owner of approximately 73 acres in fee simple, (having sold 4 acres of surface land in 1995, approximately 88 acres of surface land in 1997, and approximately 196 acres of surface land in 1998) and of the minerals underlying 6,121 acres. Substantially all of the mineral ownership is described in the conveyances from which it arose as "coal" or "coal and other minerals." The properties involved were acquired by predecessor companies for the principal purpose of mining coal therefrom, and extensive mining was conducted thereon by the predecessors.

          The registrant has previously rented the surface of portions of its lands in Missouri, largely for agricultural purposes, under leases of not to exceed one year, but no such leases are in effect at this time.

       (6)  RETAIL FOOD BUSINESS SEGMENT LEASES.

          The operations of the fast food bagel and delicatessen facilities constituting the Retail Food Business Segment had previously been carried out from premises leased at the locations specified in Item 1(a) above. This business segment was discontinued in 1998 as described above and all leases were either assigned to other unrelated parties or terminated.

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


                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (a)  The information required in subsection (a) of this item pursuant to
Item 201 of Regulation S-K is set forth on the back cover of the Annual Report as of December 31, 1998, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference. There have been no sales of either registered or unregistered securities by the registrant during the past three years.

     (b) There have been no sales of either registered or unregistered securities by the registrant during the past three years.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is set forth under the caption

"SELECTED CONSOLIDATED FINANCIAL DATA" in the Annual Report as of December 31, 1998, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth under the caption "MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS" in the Annual Report as of December 31, 1998, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary market risk exposures of the registrant relate to changes in interest rates, changes in equity security prices and changes in certain commodity prices.

     The registrant's exposure to market risk for changes in interest rates relates solely to its fixed-income investment portfolio which consists of U.S. government agency securities. All such securities are held-to-maturity and have original maturities of less than one year. The registrant does not use derivative financial instruments to hedge interest rates on its fixed-income investment securities.

     The registrant's exposure to market risk for changes in equity security prices relates solely to its marketable equity investment portfolio which consists of common stocks of domestic publicly-held enterprises. The registrant periodically enters into equity option contracts on a limited basis relating to marketable equity securities held in its investment portfolio. At December 31, 1998, the registrant held one option contract with a short-position relating to a marketable equity security held by it. The fair value of that option contract at December 31, 1998 was approximately $3,500.

     The registrant's exposure to market risk for changes in commodity prices relates to changes in the prices of coal, oil and natural gas and the effect thereof on its royalties and rentals relating to its coal deposits and mineral rights as is discussed in more detail in Management's Discussion & Analysis of Financial Condition & Results of Operations set forth in Item 7 of this report. The registrant does not use derivative commodity instruments to hedge its commodity price risk exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required by this item are as follows:

     Consolidated Balance Sheets as of December 31, 1998 and 1997;

     Consolidated Statements of Earnings - Years ended December 31, 1998, 1997 and 1996;

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996;

     Notes to Consolidated Financial Statements

These financial statements are filed as a part of this report, beginning on page 26 hereof, and are incorporated herein by this reference.

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

     In response to Item 405 of Securities and Exchange Commission regulation S-K, and as is disclosed in registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934, under the caption "ELECTION OF DIRECTORS," which portion of said definitive proxy statement is incorporated herein by this reference, Mr. Gary J. Pennington filed his Form 3 approximately 10 days late after being appointed a Director to fill the vacancy created by the death of Mr. S. M. Riddle. The registrant, at the time of filing of this FORM 10-K, has reviewed the information necessary to ascertain, and has determined that, other than as to Mr. Pennington's late filing described above, Item 405 disclosure is not expected to be contained in this Part III of FORM 10-K or incorporated by reference.

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


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

     1.   Independent Auditors' Report

     2.   Consolidated Financial Statements:

             Consolidated Balance Sheets as of December 31, 1998 and 1997

             Consolidated Statements of Earnings - Years ended December 31, 1998, 1997 and 1996

             Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996

             Consolidated Statements of Comprehensive Income - Years ended December 31, 1998, 1997 and 1996

             Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

             Notes to Consolidated Financial Statements

     3.   Consolidated Financial Statement Schedules:

          All schedules are omitted as none are currently required.

     4.   Exhibits:

          (3) (i) Certificate of Incorporation (including all amendments to date) is incorporated herein by reference to Exhibit (3) to the Annual Report on Form 10-K for the registrant for the fiscal year ended December 31, 1999.
          (ii) Bylaws (including all amendments to date) are incorporated herein by reference to Exhibit 3(ii) to the Annual Report on Form 10-K for the registrant for the fiscal year ended December 31, 1993.

          (10) Material Contracts:

          (iii)(A) Central Coal & Coke Corporation's Directors Non-Qualified Stock Option Plan is incorporated herein by reference to Exhibit (10)(iii)(A) to the Annual Report on Form 10-K for the registrant for the fiscal year ended December 31, 1995. This Plan was approved by the registrant's stockholders at the Annual Meeting held April 19, 1996, and is discussed in the Definitive Proxy Statement for that meeting previously filed with the Commission and in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 1999 previously filed with the Commission.

          (13) Portions of the Annual Report to security holders for year ended December 31, 1998 captioned "Selected Consolidated Financial Data," "Management's Discussion & Analysis of Financial Condition & Results of Operations" and "Market for Registrant's Common Equity and Related Stockholder Matters."

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

Date:  March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By    /s/ Beekman Winthrop
                                         ________________________________
                                         Beekman Winthrop, President
                                         Principal Executive Officer
Date: March 22, 1999


                                           /s/ Gary J. Pennington
                                         ________________________________
                                         Gary J. Pennington
                                         General Manager, Principal
                                         Financial Officer, and
Date: March 22, 1999                     Principal Accounting Officer


                                     By    /s/ Leonard Noah
                                         ________________________________
                                         Leonard Noah, Director
Date: March 22, 1999


                                     By    /s/ Beekman Winthrop
                                         ________________________________
                                         Beekman Winthrop, Director
Date: March 22, 1999


                                     By    /s/ Ernest N. Yarnevich, Jr.
                                         ________________________________
                                         Ernest N. Yarnevich, Jr., Director

               CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                            KANSAS CITY, MISSOURI


                              Table of Contents


                                                                         Page

Independent Auditors' Report                                               27

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1998 and 1997           28

    Consolidated Statements of Earnings - years ended December 31, 1998,
       1997 and 1996                                                       30

    Consolidated Statements of Stockholders' Equity - years ended December
       31, 1998, 1997 and 1996                                             31

    Consolidated Statements of Comprehensive Income - years ended December
       31, 1998, 1997 and 1996                                             32

    Consolidated Statements of Cash Flows - years ended December 31, 1998,
       1997 and 1996                                                       33

    Notes to Consolidated Financial Statements                             34

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

The Board of Directors
Central Coal & Coke Corporation
     and Subsidiaries:


We have audited the consolidated financial statements of Central Coal & Coke Corporation and subsidiaries as listed in the accompanying table of contents. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Coal & Coke Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                              KPMG Peat Marwick, LLP

Kansas City, Missouri
January 22, 1999


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

December 31, 1998 and 1997

(amounts in unit dollars)
ASSETS                                          1998         1997
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,606,992    1,493,966
  Accounts receivable                               22,500       22,500
  Securities maturing within one year,
   at amortized cost (note 2)(fair value
   $7,476,560 in 1998 and $7,443,950 in 1997)    7,474,053    7,443,948
  Notes receivable, current                         12,465            0
  Income Tax Receivable                             32,505            0
  Other                                              4,578       46,382
                                                __________   __________
Total current assets                             9,153,093    9,006,796

Equity securities, at fair value (note 2)        1,220,167      828,798
Notes receivable, noncurrent                       115,409            0

Coal deposits, real estate, equipment
 and leasehold improvements (notes 3 and 4):
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      26,131       28,115
  Equipment and leasehold improvements               6,053      284,373
                                                __________   __________
                                                 1,675,054    1,955,358
  Less accumulated depletion, depreciation
   and amortization                                580,636      785,537
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements       1,094,418    1,169,821
                                                __________   __________
                                              $ 11,583,087   11,005,414


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

December 31, 1998 and 1997

(amounts in unit dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses             25,967       16,962
  Deferred oil lease bonus                          97,357            0
  Federal and state income taxes                         0       26,520
                                                __________   __________
Total current liabilities                          123,324       43,482

Deferred income taxes (note 5)                     188,772       69,840

Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares           376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                              9,591,919    9,252,798
  Less cost of 20,693 shares in 1998 and
   20,093 shares in 1997 held in treasury        (617,632)    (599,032)
  Net unrealized appreciation of investments
   available-for-sale, net of deferred taxes
   of $155,517 in 1998 and $124,082 in 1997        288,816      230,438
                                                __________   __________
Total stockholders' equity                      11,270,991   10,892,092

Commitments and contingencies (notes 3 and 6)
                                                __________   __________
                                              $ 11,583,087   11,005,414

See accompanying notes to consolidated financial statements.


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings

Years ended December 31, 1998, 1997 and 1996


(amounts in unit dollars)
                                           1998      1997      1996
                                           _________ _________ _________
Operating revenue:
  Coal royalties (note 3)                $    97,402    99,101    97,731
  Oil and gas royalties                      366,505   861,829   776,732
  Oil and other mineral lease rentals
   and bonuses                               126,266   145,495   284,545
                                           _________ _________ _________
    Total operating revenue                  590,173 1,106,425 1,159,008

Nonoperating income:
  Investment income (note 2)                 476,529   627,622   555,674
  Gain on sale of real estate                105,345    37,365    37,024
  Other                                          482     3,696     2,273
                                           _________ _________ _________
    Total nonoperating income                582,356   668,683   594,971

    Earnings from continuing operations
     before income taxes                     887,732 1,420,725 1,309,921

Income taxes (note 5)                        298,759   443,120   403,864

    Earnings from continuing operations      588,973   977,605   906,057

Discontinued operations, net of income
 Taxes (note 9):
  Loss from operations of discontinued
   food operations                          (84,420) (199,767) (115,967)
  Gain on disposal of food operations         12,866         0         0
                                           _________ _________ _________
                                            (71,554) (199,767) (115,967)


    Net earnings                             517,419   777,838   790,090

Earnings per share from continuing
 operations - basic and diluted          $      1.65      2.70      2.44

Loss per share from discontinued
 operations - basic and diluted          $     (.20)     (.55)     (.31)

Earnings per share - basic and diluted   $      1.45      2.15      2.13

Weighted average number of shares of
 common stock outstanding - basic
 and diluted                                 356,580   361,790   371,507

See accompanying notes to consolidated financial statements.


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1998, 1997 and 1996


(amounts in unit dollars)
                                                         Net
                                                      unrealized
                                                     appreciation
                                                    (depreciation)
                Common  Addtnal   Retained  Treasury  available
                Stock   Capital   Earnings  Stock      for sale  Total
                _______ _________ _________ _________  ________  __________

Balance,
 12/31/95       376,688 1,631,200 8,910,623  (74,058)     54,894 10,899,347

Net Earnings          0         0   790,090         0          0    790,090
Cash dividends
 ($1.85 per
 share)               0         0 (686,475)         0          0  (686,475)
Purchase of
 8,464 shares
 of common
 stock for
 treasury             0         0         0 (261,331)          0  (261,331)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0         0         0    105,751    105,751

Balance,
 12/31/96       376,688 1,631,200 9,014,238 (335,389)    160,645 10,847,382

Net Earnings          0         0   777,838         0         0     777,838
Cash dividends
 ($1.50 per
 share)               0         0 (539,278)         0         0   (539,278)
Purchase of
 8,771 shares
 of common
 stock for
 treasury             0         0         0 (263,643)          0  (263,643)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0         0         0     69,793     69,793

Balance,
 12/31/97       376,688 1,631,200 9,252,798 (599,032)    230,438 10,892,092

Net Earnings          0         0   517,419         0         0     517,419
Cash dividends
 ($.50 per
 share)               0         0 (178,298)         0         0   (178,298)
Purchase of
 600 shares
 of common
 stock for
 treasury             0         0         0  (18,600)          0   (18,600)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0         0         0     58,378     58,378

Balance,
 12/31/98       376,688 1,631,200 9,591,919 (617,632)    288,816 11,270,991

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income

Years ended December 31, 1998, 1997 and 1996


(amounts in unit dollars)
                                   1998         1997         1996
                                   ___________  ___________  ___________

Net earnings                   $       517,419      777,838      790,090
                                   ___________  ___________  ___________

Other comprehensive income:
 Net unrealized appreciation
  of investments during the
  period, net of income taxes
  of $31,027, $93,861, and
  $80,179                               57,622      174,313      148,903
 Reclassification adjustment
  for the amounts included in
  net earnings, net of income
  taxes of $(408), $56,280,
  and $23,237                              756    (104,520)     (43,152)
                                   ___________  ___________  ___________


    Comprehensive income               575,797      847,631      895,841


See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Years ended December 31, 1998, 1997 and 1996


(amounts in unit dollars)
                                   1998         1997         1996
                                   ___________  ___________  ___________
Cash flows from operating
 activities:
  Net earnings                   $     517,419      777,838      790,090

  Adjustments to reconcile net
   earnings to net cash provided by
   operating activities:
    Depletion, depreciation
     and amortization                    2,343       65,213       79,000
    Asset impairment charge                  0      158,309            0
    Gain on disposal of food
     Operations                       (19,494)            0            0
    Gain on sale of real estate      (105,345)     (37,365)     (37,024)
    Loss (gain) on sale of equity
     securities                          1,164    (160,800)     (66,389)
    Write-off of leasehold
     improvements                            0            0       17,029
    Amortization of premiums and
     discounts of securities, net    (404,007)    (403,754)    (393,869)
    Deferred income taxes               87,497     (56,745)      (6,076)
    Changes in assets and
     liabilities:
      Receivables and other assets     (2,627)       18,553       26,322
      Accounts payable and accrued
       expenses                          9,005      (9,964)        1,392
      Deferred oil lease bonus          97,357     (74,166)       74,166
      Federal and state income
       taxes                          (59,025)      26,520    (227,224)

                                   ___________  ___________  ___________
Net cash provided by operating
    activities                         124,287      303,639      257,417

Cash flows from investing
 activities:
  Proceeds from note receivable          7,126            0            0
  Proceeds from matured/called
   investment debt securities       30,000,000   26,500,000   17,500,000
  Purchases of investment debt
   securities                     (29,626,098) (26,119,958) (16,188,441)
  Proceeds from sale of land           107,330       38,118       37,476
  Purchases of equity securities     (477,099)    (246,601)    (524,213)
  Proceeds from sales of equity
   securities                          174,378      485,188      530,834
  Capital expenditures                       0      (6,454)     (77,734)
                                   ___________  ___________  ___________
Net cash provided by
 investing activities                  185,637      650,293    1,277,922

Cash flows from financing
 Activities:
  Dividends paid                     (178,298)    (539,278)    (686,475)
  Purchase of common stock for
   treasury                           (18,600)    (263,643)    (261,331)
                                   ___________  ___________  ___________
Net cash used in financing
 activities                          (196,898)    (802,921)    (947,806)


   Net increase in cash
      and cash equivalents             113,026      151,011      587,533

Cash and cash equivalents,
 beginning of year               $   1,493,966    1,342,955      755,422
Cash and cash equivalents,
 end of year                     $   1,606,992    1,493,966    1,342,955

Income taxes paid during period  $     197,400      361,739      577,423

See accompanying notes to consolidated financial statements.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1997 and 1996


(1)     Summary of Significant Accounting Policies

 Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Central Coal & Coke Corporation (the Company) and its two wholly-owned subsidiaries. The Company's subsidiaries were engaged in the ownership and operation of a fast food bagel/delicatessen business, as described below. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's subsidiaries operated a fast food bagel/delicatessen business with four separate locations. A facility which previously had been operated in an area of San Diego, California, was closed in March 1997. On July 1, 1998, the facility at State College, Pennsylvania was closed. As of September 1, 1998, the assets of the remaining two facilities located Athens, Ohio and Columbus, Ohio were sold to an unrelated third party. As a result, the Company is no longer engaged in the food business and, accordingly, the accompanying consolidated financial statements have been reclassified to present the Company's food operations as discontinued operations for all periods presented (see note 9).

 Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts and a money market deposit account. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

 Investment Securities

Investments in debt and certain equity securities are classified as either held-to-maturity securities, which are carried at amortized cost, or available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in net earnings and are derived using the specific identification method for determining the cost of securities sold.

 Coal Deposits, Real Estate, Equipment, and Leasehold Improvements

Coal deposits, mineral rights, and surface lands were acquired from the trustee in bankruptcy for predecessor companies (pursuant to a plan of reorganization approved by the federal court) and were initially recorded at the valuations placed thereon by the receivers in bankruptcy in 1931. Subsequent additions and all other fixed assets are stated at cost. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the useful life of the asset are capitalized.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1997 and 1996


 Depreciation, Depletion, and Amortization

Equipment and leasehold improvements are depreciated/amortized using the straight-line method over their estimated useful lives or lease terms which range from five to seven years.

Depletion of coal deposits is computed at the rate of $.025 per ton of coal produced or purchased which approximates depletion computed on a wasting-asset basis.

 Coal, Oil, and Gas Income

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

 Advertising

Costs of advertising are expensed as incurred. Amounts charged to expense were not significant for the years ended December 31, 1998, 1997, and 1996.

 Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for subsequent changes in tax rates is recognized in income in the period that includes the tax rate change.

 Stock Option Plan

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note 10).

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1997 and 1996


 Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

During the fourth quarter of 1997, the Company performed an impairment analysis of its long-lived assets used in its fast food bagel/delicatessen business as a result of continuing operating losses. In connection with this analysis, the Company recognized an impairment charge of $158,309. In 1998, the Company disposed of its food operations and the impairment charge was reclassified as a component of the loss from discontinued operations (see note 9).

 Earnings and Dividends Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the year.

Stock options are the only common stock equivalents, however, their effect was not dilutive in the calculation of earnings per share for the years ended December 31, 1998, 1997, and 1996. Dividends per share are based on the number of shares outstanding on the dividend dates of record.

 Comprehensive Income

On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive
   Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of stockholder's equity and comprehensive income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 130.

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

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1997 and 1996


(2)     Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at December 31, 1998 and 1997 are presented below. Substantially all equity securities represent common stocks of domestic corporations.

                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
1998                    cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   agency securities  $  7,474,053       2,507           0   7,476,560

Available-for-sale:
  Equity securities   $    775,834     525,664    (81,331)   1,220,167

1997
_________________
Held-to-maturity:
  U. S. government
   agency securities  $  7,443,958         113       (111)   7,443,960

Available-for-sale:
  Equity securities   $    474,277     388,761    (34,241)     828,798

At December 31, 1998 and 1997, all U. S. government and government agency securities mature within one year.

Investment income consists of the following for each of the years ended
   December 31:

                                    1998        1997        1996
                                    __________  __________  __________
Interest                               467,573     455,734     477,158
Dividends                               10,120      11,088      12,127
Gross gains on sales of equity
 securities                             50,214     201,682     133,030
Gross losses on sales of equity
 securities                           (51,378)    (40,882)    (66,641)
                                    __________  __________  __________
                                       476,529     627,622     555,674

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1997 and 1996


(3)     Coal Deposits

The rights to 14,000 acres of coal deposits totaling approximately 84,000,000 tons of coal in place (of which from 50% to 90% could be expected to be recoverable) are leased under agreements which extend for periods of two to twelve years. The agreements provide for minimum annual royalties of $91,700. Coal deposits aggregating approximately 92,000,000 tons in place with a net carrying value of approximately $710,000 at December 31, 1998 are not presently leased or producing coal in commercial quantities.

(4)     Mineral Rights

At December 31, 1998, the Company owns approximately 64,000 acres of mineral rights in Missouri, Kansas, Oklahoma, Arkansas, Louisiana, and Texas.

(5)     Income Taxes

Total income taxes for the years ended December 31, 1998, 1997 and 1996 were allocated as follows:

                                    1998        1997        1996
                                    __________  __________  __________
Income tax expense                     298,789     443,120     403,864
Discontinued operations               (42,551)   (102,909)    (59,741)
Stockholders' equity, for unrealized
 appreciation (depreciation) on
 equity securities                      31,435      37,581      56,952
                                    __________  __________  __________
                                       287,643     377,792     401,065

The components of income tax expense are as follows:

                                 1998      1997      1996
                                 ________  ________  ________
Federal                        $  266,143   302,561   304,998
State                              32,616    37,650    39,135
                                 ________  ________  ________
Total income tax expense       $  298,759   340,211   344,123

Total income tax expense for 1998, 1997 and 1996 includes deferred income tax expense (benefit) of $87,497, $(56,745), and $(6,076), respectively.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1997 and 1996

Income tax expense relating to continuing operations has been provided at effective rates of 33.7%, 31.2%, and 30.8% for the years ended December 31, 1998, 1997, and 1996, respectively. The reasons for the difference between the effective tax rates and the corporate federal income tax rate of 34.0% are as follows:

                                        Percentage of earnings
                                          before income taxes
                                          1998   1997   1996
                                          _____  _____  _____
Expected statutory tax rate               34.0%  34.0%  34.0%
State income taxes, net of federal
 income tax effect                          2.4    2.2    2.3
Depletion                                 (2.3)  (3.7)  (3.7)
Other, net                                 (.4)  (1.3)  (1.8)
                                          _____  _____  _____
Effective tax rate                        33.7%  31.2%  30.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

Deferred tax assets:                        1998      1997
                                            ________  ________
Writedown of coal deposits                    45,095    45,095
Asset impairment charge                            0    62,664
Coal development costs                        29,053    29,053
Fixed assets                                       0    18,450
Land sales                                    12,476    13,801
Organization costs                             1,800     2,485
Other nondeductible items                          0     2,319
                                            ________  ________
                                              88,424   173,867

Less valuation allowance                    (45,095)  (45,095)
                                            ________  ________
Deferred tax assets                           43,329   128,772

Deferred tax  liabilities:
Depletion                                   (72,298)  (74,530)
Unrealized appreciation  on available-
 for-sale securities                       (155,517) (124,082)
 Other                                       (4,286)         0
                                            ________  ________
Deferred tax liabilities                   (232,101) (198,612)

Net deferred tax asset (liability)        $(188,772)  (69,840)

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1997 and 1996


(6)     Operating Leases

For 1998, the Company had an operating lease on a month-to-month basis for its administrative office in Kansas City, Missouri. In the fourth quarter of 1998, the Company entered into a five-year operating lease for that office space, which became effective January 1, 1999. The lease agreement includes the option to terminate the lease after three years and provides for annual rental payments of $13,182 through 2003. In addition, the subsidiaries of the Company had operating leases for certain retail facilities through September 1, 1998, the date when the last two of the four facilities were disposed of. Rent expense amounted to $69,763, $118,908, and $142,190 for the years ended December 31, 1998, 1997, and 1996, respectively.

(7)     Disclosures About Fair Value of Financial Instruments

 Cash, Cash Equivalents, Trade Receivables and Trade Payables


The carrying amount approximates fair value because of the short maturity of these financial instruments.

 Debt and Equity Securities

The fair values of debt and equity securities are based on quoted market prices. The fair value of debt and equity securities are disclosed in note 2.

(8)     Related Party Transaction

During February 1994, an Investment Management Agreement was entered into between the Company and Woodwin Management, Inc. The Company's president is also the president, director, and stockholder of Woodwin Management, Inc. Under this agreement, the Company has agreed to pay a fee at an annual rate of .50% of the market value of the assets under management. Woodwin Management, Inc. is managing the Company's equity securities portfolio. The fee paid in 1998, 1997, and 1996 to Woodwin Management, Inc. was $6,994, $5,997, and $4,530, respectively. In the opinion of management of the Company, the terms of this Investment Management Agreement are reasonable and competitive.

(9)     Segment/Discontinued Operations Information


The Company has operated in two segments - energy and food. On September 1, 1998, the Company sold its remaining food operations for $135,000 and recorded a gain of $12,866 (net of applicable income taxes of $6,628). The food operations are presented as discontinued operations for all periods. As a result, the Company operates in only one segment, the energy segment consists of the leasing of real properties and mineral interests in the midwestern and southern United States to operating leasees. The Company has no foreign revenues. Coal royalties in 1998, 1997, and 1996 were received from two, three, and four customers, with 92%, 91%, and 92% being received from the largest customer, respectively. Oil and mineral lease bonuses and rentals were received from four, nine, and six customers in 1998, 1997, and 1996, with 76%, 51%, and 38% being recognized from the largest customer, respectively. Oil and gas royalties were received from three, twelve, and four customers in 1998, 1997, and 1996, with 92%, 97%, and 97% being received from one customer, respectively.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1997 and 1996

The loss from the Company's discontinued food business is comprised of the following for the years ended December 31, 1998, 1997, and 1996:

                              1998       1997       1996
                              _________  _________  _________

Revenues                    $   409,143    901,835  1,117,793
Cost of food sales              172,630    359,090    459,803
                              _________  _________  _________

    Gross margin                236,513    542,745    657,990

Food operations expense:
  Salaries and wages           145,968     282,931    341,856
  Occupancy expense             59,445     109,132    132,296
  Asset impairment charge            0     158,309          0
  Depreciation and
   amortization expense         39,140      62,848     76,651
  Utility expense               22,630      38,224     41,195
  Other expenses               102,569     193,987    241,701
                              _________  _________  _________
                                369,752    845,421    833,698

    Loss from food operations
     before income taxes      (133,239)  (302,676)  (175,708)

Income tax benefit               48,819    102,909     59,741

    Loss from food
     Operations             $  (84,420)  (199,767)  (115,967)

(10)     Stock Option Plan

In April 1995, the Company adopted a nonqualified stock option plan (the
   Plan) pursuant to which the Company's Board of Directors may grant stock options to Directors in lieu of cash compensation. The Plan authorizes grants of options to purchase up to 25,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have a term of ten years and vest and become fully exercisable six months after the date of grant.

During 1998, 2,500 options were granted with an exercise price of $31.38.
   During 1997, 2,500 options were granted with an exercise price of $30.50. During 1996, 2,500 options were granted with an exercise price of $30.50. No options were exercised during 1998, 1997, or 1996. At December 31, 1998, there were 15,000 shares available for grant under the Plan.

The per share weighted average fair value of stock options granted during 1998, 1997, and 1996 was $4.17, $2.64, and $1.84, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1998 - expected dividend yield of 1.60%, expected volatility of 8.0%, risk-free interest rate of 4.25%, and an expected life of five years; 1997 - expected dividend yield 6.0%, expected volatility of 15.0%, risk-free interest rate of 5.66% and an expected life of five years; 1996 - expected dividend yield 6.0%, expected volatility of 9.0%, risk-free interest rate of 6.3%, and an expected life of five years.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1997 and 1996


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

                                  1998        1997        1996
                                  __________  __________  __________
         Net Earnings:
           As reported          $    517,419     777,838     790,790

           Pro forma                 511,573     777,329     786,878

         Earnings per share:
           As reported                  1.45        2.15        2.13

           Pro forma                    1.44        2.14        2.12