Form 10-Q
period 1999-03-31
CENTRAL COAL & COKE CORP
filed 1999-05-14
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended March 31, 1999


                       Commission File No. 0-1392


            Central Coal & Coke Corporation and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105



                            Phone:  816-842-2430



              Common stock outstanding as of March 31, 1999
                      $1 par value; 355,000 shares



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

                               Table of Contents


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - March 31, 1999 and
             December 31, 1998

           Consolidated Statements of Earnings and Retained Earnings
             - Three months ended March 31, 1999 and 1998

           Consolidated Statements of Comprehensive Income
             - Three months ended March 31, 1999 and 1998

           Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998

           Notes to Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About
          Market Risk

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

Consolidated Balance Sheets

March 31, 1999 and December 31, 1998
(Unaudited)

(amounts in unit dollars)
ASSETS                                             1999          1998
                                                   __________    __________
Current assets:
  Cash and cash equivalents                    $    1,663,430     1,606,992
  Accounts receivable                                       0        22,500
  Securities maturing within one year, at
   amortized cost (note 2) (fair value
   $7,405,355 and $7,476,560 at March 31,
   1999 and December 31, 1998)                      7,406,140     7,474,053
Notes receivable, current                              14,508        12,465
Income tax receivable                                  32,505        32,505
Other                                                  10,145         4,578
                                                   __________    __________
Total current assets                                9,126,728     9,153,093

Equity securities, at fair value (note 2)           1,321,381     1,220,167
Notes receivable, noncurrent                          109,677       115,409

Coal deposits, real estate, equipment and
 leasehold improvements:
  Coal deposits                                     1,602,882     1,602,882
  Mineral rights                                       39,988        39,988
  Surface land                                         26,131        26,131
  Equipment and leasehold improvements                  6,053         6,053
                                                   __________    __________
                                                    1,675,054     1,675,054
  Less accumulated depletion, depreciation
   and amortization                                   580,666       580,636
                                                   __________    __________
Net coal deposits, real estate, equipment
 and leasehold improvements                         1,094,388     1,094,418
                                                   __________    __________
                                               $   11,652,174    11,583,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $       30,229        25,967
  Deferred oil lease bonus                             73,018        97,357
  Federal and state income taxes                          670             0
                                                   __________    __________
Total current liabilities                             103,917       123,324

Deferred income taxes                                 225,362       188,772

Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares, issued 376,688 shares              376,688       376,688
  Additional capital                                1,631,200     1,631,200
  Retained earnings                                 9,606,634     9,591,919
                                                   __________    __________
                                                   11,614,522    11,599,807

  Less cost of 21,688 shares in 1999 and
   and 20,693 in 1998 held in treasury              (648,398)     (617,632)
  Accumulated other comprehensive income,
   net of deferred taxes of $192,107
   and $155,517 at March 31, 1999
   December 31, 1998                                  356,771       288,816
                                                   __________    __________
Total stockholders' equity                         11,322,895    11,270,991

                                               $   11,652,174    11,583,087

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings

Three months ended March 31, 1999 and 1998
(Unaudited)


(amounts in unit dollars)
                                                 1999           1998
                                                 __________     __________
Operating revenue:
  Coal royalties                              $       2,417          2,493
  Oil and gas royalties                              61,408        172,456
  Oil and other mineral lease
   rentals and bonuses                               32,376         28,434
                                                 __________     __________
   Total operating revenue                           96,201        203,383

General and administrative expenses                 193,697         95,030
                                                 __________     __________

   Operating income (loss)                         (97,496)        108,353
                                                 ___________    __________
Nonoperating income:
  Investment income                                 112,876        140,640
  Gain on sales of real estate                            0         36,897
  Other                                                   5             37
                                                 __________     __________
   Total nonoperating income                        112,881        177,574

   Earnings from continuing
    operations before income taxes                   15,385        285,927

Income taxes                                            670         95,994
                                                 __________     __________
   Earnings from continuing operations               14,715        189,933

Discontinued operations, net of
 income taxes (note 3)                                    0       (24,492)
                                                  _________      _________

   Net earnings                                      14,715        165,441

Retained earnings at
 beginning of period                              9,591,919      9,252,798
Deduct cash dividends declared
 of $.50 per share in 1998                                0      (178,298)
                                                  _________      _________

Retained earnings at end
 of period                                    $   9,606,634      9,239,941

Earnings per share from
 continuing operations -
 basic and diluted                            $        0.04           0.53

Loss per share for
 discontinued operations -
 basic and diluted                            $           0         (0.07)

Earnings per share - basic
 and diluted                                  $        0.04           0.46

Weighted average number
 of shares of common
 stock outstanding                                   355,716        365,595

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income

Three months ended March 31, 1999 and 1998


(amounts in unit dollars)
                                   1999        1998
                                   ___________  ___________

Net earnings                   $        14,715     165,441
                                   ___________  ___________

Other comprehensive income:
 Net unrealized appreciation
  of investments during the
  period, net of income taxes
  of $38,070 and $32,020                70,702      59,467
 Reclassification adjustment
  for the amounts included in
  net earnings, net of income
  taxes of $1,480 and $7,334           (2,747)    (13,621)
                                   ___________  ___________

                                        67,955      45,846


    Comprehensive income                82,670     211,287


See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Three months ended March 31, 1999 and 1998
(Unaudited)


(amounts in unit dollars)
                                                   1999          1998
                                                   __________    __________
Cash flows from operating activities:
  Net earnings                                 $       14,715       165,441

  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
      Depletion, depreciation and amortization             30        16,839
      Amortization of premiums and discounts
       of securities, net                            (89,360)     (102,222)
      Gain on sales of real estate                          0      (36,897)
      Gain on sales of equity securities              (4,227)      (20,955)
      Changes in assets and liabilities:
        Accounts receivable, income taxes
         receivable and other assets                   16,933        19,276
        Deferred oil lease bonus                     (24,339)       170,374
        Accounts payable and accrued expenses           4,262        12,238
        Federal and state income taxes payable            670        63,550
                                                   __________    __________
  Total adjustments                                  (96,031)       122,203

Net cash provided by (used in) operating activities  (81,316)       287,644

Cash flows from investing activities:
  Proceeds from note receivable                         3,689             0
  Proceeds from matured/called investment
   debt securities                                 11,500,000     7,500,000
  Purchases of investment debt securities        (11,342,727)   (7,393,617)
  Proceeds from sales of land                               0        37,567
  Purchases of equity securities                      (1,099)      (27,567)
  Proceeds from sales of equity securities              8,657        51,119
                                                   __________    __________
   Net cash provided by investing activities          168,520       167,502

Cash flows from financing activities-purchase
 of common stock for treasury                        (30,766)             0

   Net increase in cash and cash equivalents           56,438       455,146

Cash and cash equivalents, beginning of year        1,606,992     1,493,966

Cash and cash equivalents, end of year         $    1,663,430     1,949,112

See accompanying notes to consolidated financial statements.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

March 31, 1999


Note (1) Basis of Presentation:

     In the opinion of the Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

Oil Lease Bonuses

     Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities:

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at March 31, 1999 and December 31, 1998 are as follows:



                                    March 31, 1999
                        ______________________________________________

                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
                        cost        gains       losses      value
                        __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  7,406,140           0       (785)   7,405,355

Available-for-sale:
  Equity securities   $    772,503     617,820    (68,942)   1,321,381

                                     December 31, 1998
                        ______________________________________________
Held-to-maturity:
  U. S. government
   agency securities  $  7,474,053       2,507           0   7,476,560

Available-for-sale:
  Equity securities   $    775,834     525,664    (81,331)   1,220,167

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


Note (3) Segment/Discontinued Operations Information

     The Company has operated in two segments - energy and food. On September 1, 1998, the Company sold its remaining food operations and, as a result, the accompanying 1998 consolidated financial statements have been reclassified to present the food operations as discontinued operations. The Company now operates in only one segment, the energy segment, which consists of the leasing of real properties and mineral interests in the midwestern and southern United States to operating leasees. The Company has no foreign revenues.

     The loss from the Company's discontinued food business is comprised of the following for the three months ended March 31, 1998:





Revenues                    $   207,620
Cost of food sales               81,298
                              _________

    Gross margin                126,322

Food operations expense:
  Salaries and wages             61,970
  Occupancy expense              24,089
  Depreciation and
   amortization expense          14,007
  Utility expense                 8,398
  Other expenses                 54,729
                              _________
                                163,193

    Loss from food operations
     before income taxes       (36,871)

Income tax benefit               12,379

    Loss from food
     Operations             $  (24,492)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     There was no significant change in the financial condition of the Registrant during the first quarter of 1999 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

     Operating revenue was down substantially in the first quarter of 1999 from the first quarter of 1998 due primarily to reduced revenue from oil and gas royalties. The reason for reduced revenue from that source was lower oil prices than in the prior year and somewhat reduced production. The reduced revenue from that source was somewhat offset by a slight increase in revenue from oil and other mineral lease rentals and bonuses which resulted from more new leases with income recognizable in the current quarter.

     As to nonoperating income, revenue from investment income was down approximately 20% in the first quarter of 1999 from the first quarter of 1998. This was due primarily to more capital gains realized on sales of equities during the first quarter of 1998 than the current quarter, and slightly lower rates of return on temporary fixed income investments during the current quarter. Additionally, in the category of nonoperating income, gain on sales of real estate decreased simply because there were no sales of surface land during the current quarter.

     General and administrative expenses were up substantially in the first quarter of 1999 over the first quarter of 1998. This increase was attributable primarily to significant fees paid to outside service providers during the first quarter of 1999, particularly to financial advisers and appraisers of the Registrant's real estate and mineral assets.

     Income taxes were lower in the first quarter of 1999 than in the first quarter of 1998 as a result of decreased earnings before income taxes.

     The accompanying consolidated statement of earnings shows a loss from discontinued operations, net of income taxes, in the first quarter of 1998 and no gain or loss from that category in the first quarter of 1999. Losses from that source resulted during prior periods from the operation of Beekman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (hereinafter "Beekman's"). Beekman's operated fast food and delicatessen facilities in four different locations throughout the country, however, sales and profitability of this operation were disappointing and all of the operations were terminated by September 1, 1998, and Beekman's now has no active operations. As described in more detail in note 3 to the accompanying consolidated financial statements, as a result of the operations of Beekman's during the first quarter of 1998, a loss was incurred, however, since the operations were terminated later in the year 1998, there were no activities in 1999 and thus no income or loss during that later year.

     Cash flows increased in the first quarter of 1999 and the first quarter of 1998, but the increase was significantly greater in the first quarter of 1998. The most significant components of the changes between the periods were materially lower net earnings in the first quarter of 1999 than in the first quarter of 1998, and decreased deferred oil lease bonuses in the current period. Other items contributing materially to the change in cash flows during the periods under comparison include differences in federal and state income tax liabilities, differences in the amount of proceeds from matured/called investment debt securities, which were reinvested, and the timing of purchases and sales of equity securities during the respective periods, and purchases of treasury stock during the current period.

     During the first quarter of 1999, the Registrant's Board of Directors considered the declaration of the semiannual dividend, but deferred the decision until the Board meeting held on April 21, 1999, at which time a cash dividend of $.50 per share was declared payable June 30, 1999 to stockholders of record as of June 1, 1999. A dividend of the same amount was paid on May 1, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


     On January 1, 1998 the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The application of this statement is shown in the consolidated statements of comprehensive income in the accompanying consolidated financial statements. The application of this requirement only requires additional disclosures and does not affect the Registrant's financial position or results of operations.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments. Under the statement, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Registrant must adopt SFAS No. 133 by January 1, 2000, however, early adoption is permitted.
On adoption, the provisions of SFAS No. 133 must be applied prospectively.
The Registrant anticipates that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

     As the year 2000 approaches, issues have emerged regarding how existing computer application software programs and operating systems can accommodate this date because certain computer programs being utilized use two digits rather than four digits to define the applicable year. As a result, it is possible that computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which, in turn, could result in system failure or miscalculation causing disruption of the business of the Registrant or its suppliers and customers. Management of the Registrant is confident that its state of readiness with respect to this matter is high. The Registrant utilizes only one stand-alone personal computer in the administration of its business operations and internal accounting, and it is not anticipated that any significant modifications or upgrades will be necessary to its existing computer hardware or software. However, the cost to address the Registrant's own year 2000 issues would not be material, even if it would become necessary to replace the entire hardware and software currently utilized, as this could be done for less than $5,000, However, the Registrant has relationships with third parties that utilize computer systems that may not be year 2000 compliant. Thus, there is a possible risk that to the extent such third-party systems are not fully year 2000 compliant, there could be potential systems interruption causing disruptions in operations of such third parties which, in turn, could effect normal business activities of the Registrant. Given the nature of the Registrant's business activities, management does not anticipate that there will be any such potential systems interruptions of operation or business prospects. The foregoing may constitute "forward looking statements" about matters that are inherently difficult to predict. These statements include statements regarding the intent, belief, or current expectations of the Registrant and its management. Some of the important factors that effect these statements have been described above, but such forward looking statements involve risks and uncertainties that may possibly affect future developments, such as the ability to deal with year 2000 problems experienced by third parties with whom the Registrant does business and over which it has no control. If modifications and conversions required by third parties to make their computer systems year
2000 compliant are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Registrant even though not presently anticipated. The Registrant has not, to date, implemented a year 2000 Contingency Plan. As reported above, it is not anticipated that compliance will create any systems interruptions or material costs to the Registrant. If conditions develop as a result of failure of third parties to be year 2000 compliant on a timely basis, the Registrant may hereafter need to develop a Contingency Plan, such as changing third parties with whom it does business, but that is not currently contemplated.

     The Registrant has no specific commitment for material capital expenditures at the present time. Management continues to actively pursue other business opportunities which will result in a more productive deployment of its assets and ultimately increase earnings. Management continues to aggressively pursue development of increased income from its oil and gas and coal properties and continues to attempt to lease more of its mineral properties in order to generate additional rental, bonus, and royalty income.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary market risk exposures of the Registrant relate to changes in interest rates, changes in equity security prices, and changes in certain commodity prices.

     The Registrant's exposure to market risk for changes in interest rates relates solely to its fixed income investment portfolio which consists of
U. S. government agency securities. All such securities are held-to-maturity and have original maturities of less than one year. The Registrant does not use derivative financial instruments to hedge interest rates on its fixed income investment securities.

     The Registrant's exposure to market risk for changes in equity security prices relates solely to its marketable equity investment portfolio which consists principally of common stocks of domestic publicly-held enterprises. The Registrant periodically enters into equity option contracts on a limited basis principally relating to marketable equity securities held in its investment portfolio. At March 31, 1999, the Registrant held four option contracts with a short position relating principally to marketable equity securities held by it. The fair value of option contracts at March 31, 1999 was approximately $12,300.

     The Registrant's exposure to market risk for changes in commodity prices relates to changes in the prices of coal, oil, and natural gas and the effect thereof on its royalties and rentals relating to coal deposits and mineral rights, as is discussed in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part 1,
Item 2 of this report. The Registrant does not use derivative commodity instruments to hedge its commodity risk exposures.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - Attached

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - Attached

PART II, ITEM 4. - SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

     The following meeting of stockholders was held after the close of the quarter to which this report pertains, however, it was held prior to the filing of this report so disclosure is made as hereinafter set forth.

     (a) The annual meeting of stockholders was held April 21, 1999.

     (b) The meeting involved the election of Directors and the following are the Directors elected at that meeting:

                        Ray Infantino
                        Patrick J. Moran
                        James Ukropina
                        Phelps C. Wood
                        Phelps M. Wood

         There were no other Directors whose term of office as a Director continued after the meeting. At a subsequent Board of Directors meeting, the Bylaws of the Registrant were amended to increase the number of Directors to seven. Bruce Franke and Beekman Winthrop were elected to fill the vacancies created by the increase in number of Directors. Mr. Franke accepted election as a Director and Mr. Winthrop is considering the election as a Director and will subsequently accept such election or decline it.

     (c) For the election of Directors, the votes received by all nominees were as follows:

                        Leonard Noah              155,792
                        Gary J. Pennington        155,792
                        Beekman Winthrop          155,793
                        Phelps M. Wood            327,063
                        Ernest N. Yarnevich, Jr.  155,792
                        Ray Infantino             171,270
                        Patrick J. Moran          171,270
                        James Ukropina            171,270
                        Phelps C. Wood            171,270

         Thus, the five nominees receiving the highest number of votes and therefore elected were as follows:

                        Ray Infantino
                        Patrick J. Moran
                        James Ukropina
                        Phelps C. Wood
                        Phelps M. Wood

         Cumulative voting is not permitted.

         At the same meeting, the stockholders approved the appointment of the accounting firm of KPMG LLP as independent public accountants to examine the financial statements of the Registrant for the year ending December 31, 1999 and to perform other appropriate accounting services.

     (d) There were no settlements between the Registrant and any other participants with respect to matters voted on by the stockholders at such meeting.

PART II, ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K


     (b) A Form 8-K, dated April 27, 1999, was filed with respect to the election of Directors disclosed in Item 4 above that occurred on April 21, 1999. No financial statements were included in such report.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

  CENTRAL COAL & COKE CORPORATION
           (Registrant)


Date:   May 13, 1999
        ____________________________

By:     /s/ Gary J. Pennington
        ____________________________

            Gary J. Pennington,
            Assistant Secretary-
         General Manager, Principal
      Financial and Accounting Officer



Date:   May 13, 1999
        ____________________________

By:     /s/ Phelps M. Wood
        ____________________________

            Phelps M. Wood,
            President