Form 10-Q
period 1999-06-30
CENTRAL COAL & COKE CORP
filed 1999-08-16
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended June 30, 1999


                     Commission File No. 0-1392


          Central Coal & Coke Corporation and Subsidiaries
      Incorporated in State of Delaware IRS Number:  44-0195290
                    127 West 10th Street, Room 666
                      Kansas City, Missouri 64105



                         Phone:  816-842-2430



              Common stock outstanding as of June 30, 1999
                      $1 par value; 354,398 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - June 30, 1999 and
             December 31, 1998

           Consolidated Statements of Earnings and Retained Earnings
             - Six and three months ended June 30, 1999 and 1998

           Consolidated Statements of Comprehensive Income
             -Six and three months ended June 30, 1999 and 1998

           Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998

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

Consolidated Balance Sheets

June 30, 1999 and December 31, 1998
(Unaudited)


(amounts in unit dollars)
ASSETS                                          1999         1998
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,559,590    1,606,992
  Accounts receivable                               32,505       22,500
  Securities maturing within one year,
   at amortized cost (note 2) (fair value of
   $7,446,389 and $7,476,560 at June 30, 1999
   and December 31, 1998)                        7,448,485    7,474,053
Notes receivable current                            14,803       12,465
Income taxes receivable					                             0       32,505
Other                                               24,301        4,578
                                                __________   __________
Total current assets                             9,079,684    9,153,093

Equity securities, at fair value (note 2)        1,647,511    1,220,167
Notes receivable, noncurrent                       103,851      115,409

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      26,131       26,131
  Equipment and leasehold improvements               6,053        6,053
                                                __________   __________
                                                 1,675,054    1,675,054
  Less accumulated depletion, depreciation
     and amortization                              581,259      580,636
                                                __________   __________
     Net coal deposits, real estate,
      equipment and leasehold improvements       1,093,795    1,094,418

                                                __________   __________
                                              $ 11,924,841   11,583,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses       $     33,920       25,967
  Deferred oil lease bonus                          48,678       97,357
  Federal and state income taxes                    78,267            0
                                                __________   __________
Total current liabilities                          160,865      123,324

Deferred income taxes                              341,175      188,772

Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares           376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                              9,510,121    9,591,919
                                                __________   __________
                                                11,518,009   11,599,807

  Less cost of 22,290 shares in 1999 and
   20,693 in 1998 held in treasury                (667,059)    (617,632)
  Net unrealized appreciation of investments
   available-for-sale, net of deferred taxes
   of $307,920 and $155,517 at June 30, 1999
   and December 31, 1998                           571,851      288,816
                                                __________   __________
Total stockholders' equity                      11,422,801   11,270,991
                                                __________   __________
                                              $ 11,924,841   11,583,087

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings and Retained Earnings

Six months ended June 30, 1999 and 1998 and three months ended June 30, 1999 and 1998
(Unaudited)


(amounts in unit dollars)
                                  Six months ended    Three months ended
                                      June 30,              June 30,
                                   1999      1998       1999      1998
                                _________ _________  _________ _________
Operating revenue:
  Coal royalties              $    27,309    27,898     24,892    25,405
  Oil and gas royalties           132,018   289,223     70,610   116,767
  Oil and other mineral lease
   rentals and bonuses             64,276    66,043     31,900    37,609
                                _________ _________  _________ _________
    Total operating revenue       223,603   383,164    127,402   179,781

General and administrative
  expenses                        304,108   166,953    110,411    71,923


    Operating income (loss)       (80,505)  216,211     16,991   107,858


Nonoperating income:
  Investment income               220,340   265,207    107,464   124,387
  Gain on sale of real estate           0    37,189          0       292
  Other                                45       452         40       415
                                _________ _________  _________ _________
    Total nonoperating income     202,385   302,668    107,504   125,094

    Earnings before income
     taxes                        139,880   518,879    124,495   232,952

Income taxes                       44,479   172,531     43,809    76,537
                                _________ _________  _________ _________
    Earnings from continuing
     operations                    95,401   346,348     80,686   156,415

Discontinued operations, net
 of income taxes (note 3)               0   (57,610)         0   (33,118)

   Net earnings                    95,401    288,738    80,686    123,297

Retained earnings at
 beginning of period            9,591,919  9,252,798  9,606,634 9,239,941
Deduct cash dividends declared
 of $.50 per share in 1999
 and 1998                        (177,199)  (178,298)  (177,199)        0
                                _________  _________  _________ _________
Retained earnings at end
 of period                    $ 9,510,121  9,363,238  9,510,121 9,363,238

Earnings per share-
   basic and diluted          $      0.27       0.81       0.23      0.35

Weighted average number
 of shares of common
 stock outstanding                355,117    356,595    354,524   356,595

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income

Six months ended June 30, 1999 and 1998
three months ended March 31, 1999 and 1998


(amounts in unit dollars)

                                  Six months ended     Three months ended
                                      June 30,               June 30,
                                   1999      1998        1999      1998
                                _________ _________   _________ _________

Net earnings                $      95,401   288,738      80,686   123,297
                                _________ _________   _________ _________

Other comprehensive income:
 Realized gains and unrealized
  appreciation on investments     441,794    97,926     333,022     6,439
 Income taxes                    (154,628)  (34,274)   (116,558)   (2,254)
                                _________ _________   _________ _________

    Realized gains and
     unrealized appreciation
     on investments, net          287,166    63,652     216,464     4,185

Less:
 Realized investment gains
  included in net earnings          6,356    26,580       2,129     5,625
 Income taxes                      (2,225)   (9,303)       (745)   (1,969)
                                _________ _________   _________ _________
    Realized investment
     gains included in
     net earnings, net              4,131    17,277       1,384     3,656
                                _________  ________   _________ _________
                                  283,035    46,375     215,080       529

    Comprehensive income          378,436   335,113     295,766   123,826

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Six months ended June 30, 1999 and 1998
(Unaudited)


(amounts in unit dollars)
                                                   1999         1998
                                                 _________    _________
Cash flows from operating activities:
  Net earnings                                $     95,401      288,738

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion, depreciation
       and amortization                                623       34,246
    Amortization of premiums and
     discounts of securities, net                 (178,125)    (202,037)
    Gain on sale of real estate                          0      (37,189)
    Gain on sale of equity securities               (6,356)     (26,580)
    Changes in assets and liabilities:
      Accounts receivable                          (10,005)      22,500
      Other assets                                  12,782       (1,938)
      Deferred oil lease bonus                     (48,679)     146,035
      Accounts payable and accrued expenses          7,953       34,313
      Federal and state income taxes payable        78,267       12,222
                                                 _________    _________
   Total adjustments                              (143,540)     (18,428)
   Net cash provided by (used in)
     operating activities                          (48,139)     270,310

Cash flows from investing activities:
  Capital expenditures                                   0      (16,521)
  Proceeds from note receivable                      9,220            0
  Proceeds from matured/called investment
   debt securities                              15,500,000   15,000,000
  Purchases of investment debt securities      (15,296,307) (14,797,115)
  Proceeds from sale of land                             0       37,867
  Purchases of equity securities                    (8,263)    (170,331)
  Proceeds from sales of equity
   securities                                       22,731       53,564
                                                 _________    _________
   Net cash provided by
    investing activities                           227,363      107,464

Cash flows from financing activities:
  Purchase of treasury stock                       (49,427)           0
  Payment of dividends                            (177,199)    (178,298)
                                                 _________    _________
   Net cash used in financing activities          (226,626)    (178,298)

   Net increase (decrease) in cash and
    cash equivalents                               (47,402)     199,476

Cash and cash equivalents,
 beginning of year                               1,606,992    1,493,966
Cash and cash equivalents,
 end of period                                $  1,559,590    1,693,442

See accompanying notes to consolidated financial statements.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

June 30, 1999


Note (1) Basis of Presentation:

In the opinion of the Central Coal & Coke Corporation (the
Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations and cash flows for the three months ended June 30, 1999 and 1998.

Oil Lease Bonuses

Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities:

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at June 30, 1999 and December 31, 1998 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
June 30, 1999           cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  7,448,485           0     (2,096)   7,446,389

Available-for-sale:
  Equity securities   $    767,740     915,697    (32,926)   1,647,511

December 31, 1998
_________________
Held-to-maturity:
  U. S. government
   securities         $  7,474,053       2,507           0   7,476,560

Available-for-sale:
  Equity securities   $    775,834     525,664    (81,331)   1,220,167

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

The loss from the Company's discontinued food business is comprised of the following for the six and three months ended June 30, 1998:



                                Six months         Three months
                                  ended               ended
                               June 30, 1998       June 30, 1998

                               -------------       -------------
Revenues                    $        394,915             187,295
Cost of food sales                   156,834              75,536
                               _____________       _____________

    Gross margin                     238,081             111,759

Food operations expense:
  Salaries and wages                 122,459              60,489
  Occupancy expense                   45,886              21,797
  Depreciation and
   amortization expense               28,014              14,007
  Utility expense                     17,291               8,893
  Other expenses                     108,900              54,171
                               _____________        _____________
                                     322,550             159,357

    Loss from food operations
     before income taxes             (84,469)            (47,598)

Income tax benefit                    26,859              14,480

    Loss from food
     Operations             $        (57,610)            (33,118)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There was no significant change in the financial condition of the Registrant during the first six months of 1999 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

Operating revenue was down in the first six months of 1999 from the first six months of 1998, and also down in the second quarter of 1999 compared to the second quarter of 1998, due primarily to reduced revenue from oil and gas royalties. The reason for reduced revenue from that source was lower oil prices than during the corresponding periods of the prior year, and also somewhat reduced production. In addition, there was slightly less revenue from oil and other mineral lease rentals and bonuses in the first six months of 1999 than in the first six months of 1999, due to fewer new leases with income recognizable during the current period under comparison.

With respect to nonoperating income, revenue from investment income was down in the first six months of 1999 from the first six months of 1998, and also down in the second quarter of 1999 from the second quarter of 1998. This was due primarily to more capital gains realized on sales of equities during the first six months of 1998 than during the corresponding period in 1999, and also slightly lower rates of return on temporary fixed income investments during the current periods under comparison. Additionally, in the category of nonoperating income, gain on sales of real estate decreased simply because there were no sales of surface land during the first six months of 1999.

General and administrative expenses were up significantly in the first six months of 1999 over the first six months of 1998, and also in the second quarter of 1999 over the second quarter of 1998. This increase was attributable primarily to significant fees paid to outside service providers during the first six months of 1999, particularly to financial advisors and appraisers of the Registrant's real estate and mineral assets.

Income taxes were down significantly in the first six months of 1999 from the first six months of 1998 as a result of decreased earnings before income taxes.

The accompanying consolidated statements of earnings show a loss from discontinued operations, net of income taxes, in the first six months of 1998 and the second quarter of 1998, and no gain or loss from that category in the corresponding periods of 1999. Losses from that source resulted during prior periods from the operation of Beekman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (hereinafter "Beekman's"). Beekman's operated fast food and delicatessen facilities in four different locations throughout the country, however, sales and profitability of this operation were disappointing and all of the operations were terminated by September 1, 1998, and Beekman's now has no active operations. As described in more detail in note 3 to the accompanying consolidated financial statements, as a result of the operations of Beekman's during the first six months of 1998 and the second quarter of 1998, a loss was incurred, however, since the operations were terminated later in the year 1998, there were no activities in 1999 and thus no income or loss during that later year.

There was a substantial increase in cash and cash equivalents in the first six months of 1998, and a net decrease in the first six months of 1999. The most significant components of the changes between the periods were materially lower net earnings in the first six months of 1999 than in the first six months of 1998, and decreased deferred oil lease bonuses in the current period. Other items contributing materially to the change in cash flows during the periods under comparison include differences in federal and state income tax liabilities, differences in the amount of proceeds from matured/called investment debt securities which were reinvested, and the timing of purchases and sales of equity securities during the respective periods and the purchases of treasury stock during the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


The Board of Directors, at the meeting held on April 21, 1999, declared a cash dividend of $.50 per share which was paid
June 30, 1999 to Stockholders of record as of June 1, 1999.
A dividend of the same amount was paid on May 1, 1998.

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

SFAS No. 133, Accounting for Derivative Instruments and
Hedging Activities, was issued by the Financial Accounting
Standards Board in June, 1998. SFAS No. 133 standardizes the accounting for derivative instruments. Under the statement, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Registrant must adopt
SFAS No. 133 by January 1, 2001, however, early adoption is permitted.
On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Registrant anticipates that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

As the year 2000 approaches, issues have emerged regarding how existing computer application software programs and operating systems can accommodate this date because certain computer programs being utilized use two digits rather than four digits to define the applicable year. As a result, it is possible that computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which, in turn, could result in system failure or miscalculation causing disruption of the business of the Registrant or its suppliers and customers. Management of the Registrant is confident that its state of readiness with respect to this matter is high.
The Registrant utilizes only one stand-alone personal computer in the administration of its business operations and internal accounting, and it is not anticipated that any significant modifications or upgrades will be necessary to its existing computer hardware or software. However, the cost to address the Registrant's own year 2000 issues would not be material, even if it would become necessary to replace the entire hardware and software currently utilized, as this could be done for less than $5,000. However, the Registrant has relationships with third parties that utilize computer systems that may not be year 2000 compliant, Thus, there is a possible risk that to the extent such third parties' systems are not fully year 2000 compliant, there could be potential systems interruption causing disruptions in operations of such third parties which, in turn, could effect normal business activities of the Registrant. Given the nature of the Registrant's business activities management does not anticipate that there will be any such potential systems interruptions of operation or business prospects. The foregoing may constitute "forward looking statements" about matters that are inherently difficult to predict. These statements include statements regarding the intent, belief, or current expectations of the Registrant and its management. Some of the important factors that effect these statements have been described above, but such forward looking statements involve risks and uncertainties that may possibly affect future developments, such as the ability to deal with year 2000 problems experienced by third parties with whom the Registrant does business and over which it has no control. If modifications and conversions required by third parties to make their computer systems year 2000 compliant are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Registrant even though not presently anticipated. The Registrant has not, to date, implemented a year 2000 contingency plan. As reported above, it is not anticipated that compliance will create any systems interruptions or material costs to the Registrant. If conditions develop as a result of failure of third parties to be year 2000 compliant on a timely basis, the Registrant may hereafter need to develop a contingency plan, such as changing third parties with whom it does business, but that is not currently contemplated.

The Registrant has no specific commitment for material capital expenditures at the present time. Management continues to actively pursue other business opportunities which will result in a more productive deployment of its assets and ultimately increase earnings. Management continues to aggressively pursue development of increased income from its oil and gas and coal properties, and continues to attempt to lease more of its mineral properties in order to generate additional rental, bonus, and royalty income.

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

The Registrant's exposure to market risk for changes in equity security prices relates solely to its marketable equity investment portfolio which consists primarily of common stocks of domestic, publicly held enterprises. The Registrant periodically enters into equity option contracts on a limited basis primarily relating to marketable equity securities held in its investment portfolio.
At June 30, 1999, the Registrant held forty-three option contracts with a short position relating primarily to marketable equity security held by it. The fair value of option contracts at June 30, 1999 was approximately $6,900.

The Registrant's exposure to market risk for changes in commodity prices relates to changes in the prices of coal, oil, and natural gas and the effect thereof on its royalties and rentals relating to coal deposits and mineral rights, as is discussed in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part 1, Item 2, of this report. The Registrant does not use derivative commodity instruments to hedge its commodity risk exposures.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings - Attached

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of  Matters to a Vote of  Security Holders - Attached

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - Attached

PART II, ITEM 1. - LEGAL PROCEEDINGS

Following the election of Directors at the annual meeting of Stockholders held April 21, 1999, as discussed in more detail in Part II, Item 4, of this Report 10-Q, a few Stockholders, including former Director Beekman Winthrop, filed on May 14, 1999, a lawsuit in Delaware challenging the results of the election of Directors. The action styled
Winthrop, El al. v. Central Coal and Coke
Corporation, et al., C.A. No. 17162, was pending in the Court of Chancery of the State of Delaware in and for New Castle County.
The Registrant and all newly elected Directors were named as defendants, and the plaintiffs asked the Court to invalidate the election of the new Board. On July 29, 1999, the record owners of 179,009 shares of the common stock of the Registrant
(a majority of the outstanding shares) executed written consents which were delivered to the Registrant on July 29, 1999. Pursuant to the consents, Phelps M. Wood, Phelps C. Wood, Bruce L. Franke,
Ray Infantino, Patrick J. Moran, and James R. Ukropina were elected Directors of the Registrant, confirming the results of the election held at the annual meeting on April 21, 1999. The action taken by the written consents was done pursuant to Section 229 of the Delaware General Corporation Law.

Subsequently, on August 5, 1999, the Court issued its Order of
Dismissal, dismissing the lawsuit with prejudice, but retaining jurisdiction for purposes of entertaining any application for attorneys' fees and/or costs.

PART II, ITEM 4. - SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

The following meeting of Stockholders was held during the second quarter of 1999:

(a)    The annual meeting of Stockholders was held
       April 21, 1999.

(b) The meeting involved the election of Directors and the following are the Directors elected at that meeting:


                        Ray Infantino
                        Patrick J. Moran
                        James Ukropina
                        Phelps C. Wood
                        Phelps M. Wood

       There were no other Directors whose term of office as a Director continued after the meeting. At a subsequent Board of Directors meeting, the Bylaws of the Registrant were amended to increase the number of Directors to seven.
       Bruce L. Franke and Beekman Winthrop were elected to fill the vacancies created by the increase in number of Directors. Mr. Franke accepted election as a Director and Mr. Winthrop subsequently declined to serve.

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

PART II, ITEM 4. - SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS, Continued

       Thus, the five nominees receiving the highest number of votes and therefore elected were as follows:

                        Ray Infantino
                        Patrick J. Moran
                        James Ukropina
                        Phelps C. Wood
                        Phelps M. Wood

       Cumulative voting is not permitted.

       Mr. Winthrop and certain other Stockholders filed the lawsuit, described in Part II, Item 1 above, contesting this election of Directors. As described in Part II,
       Item 4, the record owners of 179,009 shares of common stock (a majority of the outstanding shares) executed written consents which were delivered to the Registrant on July 29, 1999, electing the same slate of Directors elected at the annual meeting on April 21, 1999, with the addition of Mr. Franke, thus confirming the results of that election. An Order of Dismissal was entered by the Delaware Court on August 5, 1999.

PART II, ITEM 4. - SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS, Continued

       At the same annual meeting held April 21, 1999, the Stockholders approved the appointment of the accounting firm of KPMG LLP as independent public accountants to examine the financial statements of the Registrant for the year ending December 31, 1999 and to perform other appropriate accounting services.

(d) There were no settlements between the Registrant and any other participants with respect to matters voted on by the Stockholders at such meeting.

PART II, ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

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


Date:   August 13, 1999
        ____________________________

By:     /s/ Gary J. Pennington
        ____________________________

            Gary J. Pennington,
            Assistant Treasurer-
         General Manager, Principal
      Financial and Accounting Officer



Date:   August 13, 1999

        ____________________________

By:     /s/   Phelps M. Wood
        ____________________________

              Phelps M. Wood
              President