Form 10-Q
period 1999-09-30
CENTRAL COAL & COKE CORP
filed 1999-11-15
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended September 30, 1999


                     Commission File No. 0-1392


          Central Coal & Coke Corporation and Subsidiaries
      Incorporated in State of Delaware IRS Number:  44-0195290
                    127 West 10th Street, Room 666
                      Kansas City, Missouri 64105



                         Phone:  816-842-2430



              Common stock outstanding as of September 30, 1999
                      $1 par value; 354,398 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets
             - September 30, 1999 and December 31, 1998

           Consolidated Statements of Earnings and Retained Earnings
             - Nine and three months ended September 30, 1999 and 1998

           Consolidated Statements of Comprehensive Income
             - Nine and three months ended September 30, 1999 and 1998

           Consolidated Statements of Cash Flows
             - Nine months ended September 30, 1999 and 1998

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

Consolidated Balance Sheets

September 30, 1999 and December 31, 1998
(Unaudited)


(amounts in unit dollars)
ASSETS                                          1999         1998
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,853,564    1,606,992
  Accounts receivable                               32,505       22,500
  Securities maturing within one year,
   at amortized cost (note 2) (fair value of
   $7,467,160 and $7,476,560 at September 30,
   1999 and December 31, 1998)                   7,466,414    7,474,053
Notes receivable current                            14,803       12,465
Income taxes receivable                                  0       32,505
Other                                               17,347        4,578
                                                __________   __________
Total current assets                             9,384,633    9,153,093

Equity securities, at fair value (note 2)        1,338,527    1,220,167
Notes receivable, noncurrent                       103,851      115,409

Coal deposits, real estate, equipment,
 and leasehold improvements:
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,837       26,131
  Equipment and leasehold improvements               6,053        6,053
                                                __________   __________
                                                 1,674,760    1,675,054
  Less accumulated depletion, depreciation,
     and amortization                              581,830      580,636
                                                __________   __________
     Net coal deposits, real estate,
      equipment, and leasehold improvements      1,092,930    1,094,418

                                                __________   __________
                                              $ 11,919,941   11,583,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses       $     42,574       25,967
  Deferred oil lease bonus                          24,339       97,357
  Federal and state income taxes                   129,288            0
                                                __________   __________
Total current liabilities                          196,201      123,324

Deferred income taxes                              278,245      188,772

Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares, issued 376,688 shares           376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                              9,649,687    9,591,919
                                                __________   __________
                                                11,657,575   11,599,807

  Less cost of 22,290 shares in 1999 and
   20,693 in 1998 held in treasury                (667,059)    (617,632)
  Net unrealized appreciation of investments
   available-for-sale, net of deferred taxes
   of $244,990 and $155,517 at September 30, 1999
   and December 31, 1998                           454,979      288,816
                                                __________   __________
Total stockholders' equity                      11,445,495   11,270,991
                                                __________   __________
                                              $ 11,919,941   11,583,087

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings and Retained Earnings

Nine months ended September 30, 1999 and 1998 and three months ended September 30, 1999 and 1998
(Unaudited)


(amounts in unit dollars)
                                 Nine months ended   Three months ended
                                    September 30,        September 30,
                                   1999      1998       1999      1998
                                _________ _________  _________ _________
Operating revenue:
  Coal royalties              $    50,551    51,514     23,242    23,616
  Oil and gas royalties           249,475   329,241    117,457    40,018
  Oil and other mineral lease
   rentals and bonuses             99,152   100,920     34,876    34,877
                                _________ _________  _________ _________
    Total operating revenue       399,178   481,675    175,575    98,511

General and administrative
  expenses                        485,876   218,613    181,768    51,660


    Operating income (loss)       (86,698)  263,062     (6,193)   46,851


Nonoperating income:
  Investment income               417,904   378,133    197,564   113,106
  Gain on sales of real estate     24,207    71,719     24,207    34,530
  Other                                54       467          9        15
                                _________ _________  _________ _________
    Total nonoperating income     442,165   450,319    221,780   147,651

    Earnings from continuing
     operations before income
     taxes                        355,467   713,381    215,587   194,502

Income taxes                      120,500   243,651     76,021    69,260
                                _________ _________  _________ _________
    Earnings from continuing
     operations                   234,967   469,730    139,566   125,242

Discontinued operations, net
 of income taxes (note 3)               0   (75,858)         0   (20,108)

   Net earnings                   234,967   393,872    139,566   105,134

Retained earnings at
 beginning of period            9,591,919 9,252,798  9,510,121 9,363,238
Deduct cash dividends declared
 of $.50 per share in 1999
 and 1998                        (177,199) (178,298)         0         0
                                _________ _________  _________ _________
Retained earnings at end
 of period                    $ 9,649,687 9,468,372  9,649,687 9,468,372

Earnings per share-
   basic and diluted          $      0.66      1.10       0.39      0.29

Weighted average number
 of shares of common
 stock outstanding                354,874   356,595    354,398   356,595

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income

Nine months ended September 30, 1999 and 1998
three months ended September 30, 1999 and 1998


(amounts in unit dollars)

                                 Nine months ended     Three months ended
                                    September 30,         September 30,
                                   1999      1998        1999      1998
                                _________ _________   _________ _________

Net earnings                $     234,967   393,872     139,566   105,134
                                _________ _________   _________ _________

Other comprehensive income:
 Realized gains and unrealized
  appreciation on investments     346,849  (140,312)    (94,945) (238,238)
 Income taxes                    (121,398)   49,110      35,230    83,384
                                _________ _________   _________ _________

    Realized gains and
     unrealized appreciation
     on investments, net          225,451   (91,202)    (59,715) (154,854)

Less:
 Realized investment gains
  included in net earnings         91,213    19,124      84,857    (7,456)
 Income taxes                     (31,925)   (6,693)    (27,700)    2,610
                                _________ _________   _________ _________

                                   59,288    12,431      57,157    (4,846)
                                _________  ________   _________ _________
    Realized investment
     gains included in
     net earnings, net            166,163  (103,633)   (116,872) (150,008)

    Comprehensive income          401,130   290,239      22,694   (44,874)

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Nine months ended September 30, 1999 and 1998
(Unaudited)


(amounts in unit dollars)
                                                   1999         1998
                                                 _________    _________
Cash flows from operating activities:
  Net earnings                                $    234,967      393,872

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion, depreciation,
       and amortization                              1,194       38,830
    Amortization of premiums and
     discounts of securities, net                 (272,553)    (303,622)
    Gain on sales of real estate                   (24,207)     (91,213)
    Gain on sales of equity securities             (91,213)     (19,124)
    Changes in assets and liabilities:
      Accounts receivable                          (10,005)      22,500
      Other assets                                  19,736       35,661
      Deferred oil lease bonus                     (73,018)     121,696
      Accounts payable and accrued expenses         16,607       31,497
      Federal and state income taxes payable       129,288       (1,425)
                                                 __________    _________
   Total adjustments                              (304,171)    (165,200)
   Net cash provided by (used in)
     operating activities                          (69,204)     228,672

Cash flows from investing activities:
  Capital expenditures                                   0      (16,521)
  Proceeds from note receivable                      9,220     (135,000)
  Proceeds from matured/called investment
   debt securities                              23,000,000   22,500,000
  Purchases of investment debt securities      (22,719,808) (22,170,062)
  Proceeds from sales of land                       24,501       73,066
  Purchases of equity securities                   (40,743)    (389,617)
  Proceeds from sales of equity
   securities                                      269,232      111,624
  Proceeds from sale of
   subsidiary                                            0       69,468
                                                 _________    _________

   Net cash provided by
    investing activities                           542,402       42,958

Cash flows from financing activities:
  Purchase of treasury stock                       (49,427)           0
  Payment of dividends                            (177,199)    (178,298)
                                                 _________    _________
   Net cash used in financing activities          (226,626)    (178,298)

   Net increase in cash and
    cash equivalents                               246,572      93,332

Cash and cash equivalents,
 beginning of year                               1,606,992    1,493,966
Cash and cash equivalents,
 end of period                                $  1,853,564    1,587,298

See accompanying notes to consolidated financial statements.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

September 30, 1999

Note (1) Basis of Presentation

In the opinion of the Central Coal & Coke Corporation (the
Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the periods ended
September 30, 1999 and 1998.

Oil Lease Bonuses

Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at September 30, 1999 and December 31, 1998 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
September 30, 1999           cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  7,466,414         746          0    7,467,160

Available-for-sale:
  Equity securities   $    638,559     709,180     (9,212)   1,338,527

December 31, 1998
_________________
Held-to-maturity:
  U. S. government
   securities         $  7,474,053       2,507          0    7,476,560

Available-for-sale:
  Equity securities   $    775,834     525,664    (81,331)   1,220,167


Note (3) Segment/Discontinued Operations Information

The Company has operated in two segments-energy and food. On
September 1, 1998, the Company sold its remaining food operations and, as a result, the accompanying 1998 consolidated financial statements have been reclassified to present the food operations as discontinued operations. The Company now operates in only one segment, the energy segment, which consists of the leasing of real properties and mineral interests in the midwestern and southern United States to operating leasees. The Company has no foreign revenues.

CENTRAL COAL & COKE CORPORATION
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

Note (3) (a) Segment/Discontinued Operations Information, Continued

The loss from the Company's discontinued food business is comprised of the following for the nine months and three months ended
September 30, 1998:


                                Nine months         Three months
                                  ended               ended
                             September 30, 1998  September 30, 1998

                             ------------------  ------------------
Revenues                    $        428,637              33,722
Cost of food sales                   172,630              15,796
                             __________________  __________________

    Gross margin                     256,007              17,926

Food operations expense:
  Salaries and wages                 145,968              23,509
  Occupancy expense                   59,446              13,560
  Depreciation and
   amortization expense               32,021               4,007
  Utility expense                     22,630               5,339
  Other expenses                     130,372              21,472
                             __________________  __________________
                                     390,437              67,887

    Loss from food operations
     before income taxes            (134,430)            (49,961)

Income tax benefit                    45,706              16,987

    Loss from food
     Operations             $        (88,724)            (32,974)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There was no significant change in the financial condition of the Registrant during the first nine months of 1999 from the end of the last fiscal year, and it continues very strong. The liquidity of the Registrant continues to be high.

Total operating revenue was down approximately 17% in the first nine months of 1999 from the first nine months of 1998, however, it was up substantially in the third quarter of 1999 over the third quarter of 1998. The reason for these results was less revenue from oil and gas royalties during the first two quarters of 1999. Oil prices increased materially during the course of the year, particularly in the third quarter of 1999, and that, coupled with somewhat increased production, resulted in more revenue from that source in the third quarter of 1999 and, in turn, greater total operating revenues in the third quarter.

With respect to nonoperating income, revenue from investment income increased materially both in the first nine months of 1999 over the corresponding period in 1998, and also in the third quarter of 1999 over the third quarter of 1998. This was due to increased capital gains realized on sales of equities during the current periods over the corresponding periods under comparison, and reduced by slightly lower rates of return on temporary fixed income investments during the current periods. Additionally, the portfolio of income earning investments was somewhat larger in the current quarter than in the preceding periods under comparison. Additionally, in the category of nonoperating income, gain on sales of real estate decreased both in the first nine months of 1999 from the first nine months of 1998, and also in the third quarter of 1999 from the third quarter of 1998 because there were less sales of surface land during the current periods than in the prior periods under comparison.

General and administrative expenses were up significantly in the first nine months of 1999 over the first nine months of 1998, and also in the third quarter of 1999 over the third quarter of 1998. The increase was attributable primarily to significant fees paid to outside service providers during the first nine months of 1999, particularly to financial advisors and appraisers of the Registrant's real estate and mineral assets, and legal fees incurred in connection with the litigation described in Item 1 of Part II of this report.

Income taxes were down somewhat in the first nine months of 1999 from the first nine months of 1998 as a result of decreased earnings before income taxes. However, earnings from continuing operations before income taxes increased approximately 11% in the third quarter of 1999 over the third quarter of 1998 and, therefore, income taxes for the quarter alone show a corresponding increase.

The accompanying consolidated statements of earnings shows a loss from discontinued operations, net of income taxes, in the first nine months of 1998 and the third quarter of 1998, and no gain or loss from that category in the corresponding periods of 1999. Losses from that source resulted during prior periods from the operation of Beekman's Deli Systems, Limited Liability Company, a limited liability company in which the Registrant is a majority member (hereinafter "Beekman's"). Beekman's operated fast food and delicatessen facilities in four different locations throughout the country, however, sales and profitability of this operation were disappointing and all of the operations were terminated by September 1, 1998, and Beekman's now has no active operations. As described in more detail in note 3 to the accompanying consolidated financial statements, as a result of the operations of Beekman's during the first nine months of 1998 and the third quarter of 1998, a loss was incurred, however, since the operations were terminated later in the year 1998, there were no activities in 1999, and thus no income or loss during that later year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

There was a substantial increase in cash and cash equivalents in the first nine months of 1998, and also in the first nine months of 1999, but the increase was substantially greater in the 1999 period. The most significant components of the changes between the periods were lower net earnings in the first nine months of 1999 than in the first nine months of 1998, and decreased deferred oil lease bonuses in the current period, partially offset by differences in federal and state income tax liabilities, differences in the amount of proceeds from matured/called investment debt securities which were reinvested, and the timing of purchases and sales of equity securities during the respective periods. Also contributing to the change were accounting for the proceeds from the sale of the subsidiary's operations in the third quarter of 1998, a decrease in the proceeds from the sale of land in the current period, and the purchases of treasury stock during the current period.

A cash dividend of $.50 per share was paid June 30, 1999 to Stockholders of record as of June 1, 1999, and a dividend of the same amount was paid on May 1, 1998.

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

The Registrant's exposure to market risk for changes in equity security prices relates solely to its marketable equity investment portfolio which consists primarily of common stocks of domestic, publicly held enterprises. The Registrant periodically enters into equity option contracts on a limited basis primarily relating to marketable equity securities held in its investment portfolio.
At September 30, 1999, the Registrant held 103 option contracts with a short position relating primarily to marketable equity security held by it. The fair value of option contracts at September 30, 1999 was approximately $24,575.

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

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - Attached

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

PART II, ITEM 1. - LEGAL PROCEEDINGS

Following the election of Directors at the annual meeting of Stockholders held April 21, 1999, as discussed in more detail in Part II, Item 4, of this Report 10-Q for the quarter ended
June 30, 1999, a few Stockholders, including former Director
Beekman Winthrop, filed on May 14, 1999 a lawsuit in Delaware challenging the results of the election of Directors. The action styled Winthrop, et al. v. Central Coal and Coke
Corporation, et al., C.A. No. 17162, was pending in the Court of Chancery of the State of Delaware in and for New Castle County.
The Registrant and all newly elected Directors were named as defendants, and the plaintiffs asked the Court to invalidate the election of the new Board. On July 29, 1999, the record owners of 179,009 shares of the common stock of the Registrant (a majority of the outstanding shares) executed written consents which were delivered to the Registrant on July 29, 1999. Pursuant to the consents, Phelps M. Wood, Phelps C. Wood, Bruce L. Franke, Ray Infantino, Patrick J. Moran, and James R. Ukropina were elected Directors of the Registrant, confirming the results of the election held at the annual meeting on April 21, 1999. The action taken by the written consents was done pursuant to Section 228 of the Delaware General Corporation Law.

Subsequently, on August 5, 1999, the Court issued its Order of
Dismissal, dismissing the lawsuit with prejudice, but retaining jurisdiction for purposes of entertaining any application for attorneys' fees and/or costs. On or about November 2, 1999 the plaintiffs filed a Motion for Costs and Attorneys Fees in the action requesting the Court grant their motion in the amount of $106,956.65. Management of the Registrant intends to contest this motion vigorously.

Also, the Registrant has been advised by its Delaware legal counsel that in early November, 1999, a suit was filed in the United States District Court for the District of Delaware by the same plaintiffs against the Directors of the Registrant individually, and the Registrant as a "Nominal Defendant." This new suit also seeks the removal of the Directors of the Registrant and seeks other relief against the individual Directors, but does not otherwise appear to seek relief against the Registrant itself.

PART II, ITEM 4. - SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

There were no meetings of the Stockholders held during the third quarter of 1999, however, as described in Part II, Item 1 above, a lawsuit had been filed in the Court of Chancery of the State of Delaware in and for Newcastle County contesting the election of Directors at the annual meeting held April 21, 1999. As described in Part II, Item 1, the record owners of 179,009 shares of common stock (a majority of the outstanding shares) executed written consents which were delivered to the Registrant on July 29, 1999 electing the same slate of Directors elected at the annual meeting held on April 21, 1999, with the addition of Mr. Franke, thus confirming the results of that election.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

      CENTRAL COAL & COKE CORPORATION
               (Registrant)


Date:   November 15, 1999
        ____________________________

By:     /s/ Gary J. Pennington
        ____________________________

            Gary J. Pennington,
            Assistant Treasurer-
         General Manager, Principal
      Financial and Accounting Officer



Date:   November 15, 1999

        ____________________________

By:     /s/   Phelps M. Wood
        ____________________________

              Phelps M. Wood
              President