Form 10-K
period 1999-12-31
CENTRAL COAL & COKE CORP
filed 2000-03-31
CIK 18605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                             __________________


                                  FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1999


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securitie Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (103,066 shares), as of March 16,2000 was $3,478,478.

The number of shares outstanding of the issuer's only class of common stock as of December 31, 2000, is as follows:

             Common Stock ($1.00 Par Value) . . . . . . 255,551
       (This figure does not include 121,137 shares of treasury stock)

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to security holders for fiscal year ended December 31, 1999, captioned "Selected Consolidated Financial Data," "Management's Discussion & Analysis of Financial Condition & Results of Operations" and "Market for Registrant's Common Equity and Related Stockholder Matters." (Part II)

     Definitive Proxy Statement furnished to security holders and the Securities and Exchange Commission on March 21, 2000, relative to the Annual Meeting of Stockholders to be held on April 19, 2000. (Part III)


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                  PART I

ITEM 1.  BUSINESS

    (a) General Development of Business. The general development of the registrant's current one business segment, the Energy Business Segment is described in the narrative description of the business contained in Section 1(c) hereafter. The registrant historically has been involved in that business segment. The registrant operated in a second business segment, the Retail Food Business Segment which was discontinued in 1998. The development of that business segment is described more fully in Management's Discussion & Analysis of Financial Condition & Results of Operations set forth in Item 7 of this report. Sales and profitability of that segment were disappointing and by September 1, 1998, all remaining active operations were disposed of. For more detail on the results of this discontinued operation see the accompanying financial statements and Note 9 thereto.

    Since the beginning of the fiscal year, there have been no bankruptcy, receivership or similar proceedings with respect to the registrant;
there has been no material reclassification, merger or consolidation of the registrant; there has been no acquisition or disposition of any material amount of assets otherwise than in the ordinary course of business other than the acquisition of 97,231 shares of treasury stock in connection with the settlement of disputes described more fully in Item 3 hereof. There has been no material change in the mode of conducting the business of the registrant, other than the change of a majority of Directors in 1999 as described in Item 3.

    (b) Financial Information about Industry Segments. During the year 1999, the registrant had one reportable segment which is identified as the Energy Business Segment. For the years prior to 1999 there was a second reportable segment, the Retail Food Business Segment, which was discontinued in 1998. See Note 9 to the accompanying financial statements for more detail as to the discontinuance of the Retail Food Business Segment and financial information with respect thereto. There were no separate segments of the registrant prior to 1993.

    (c) Narrative Description of Business. The one current business activity of the registrant consists of the management of its interests in real properties and as discussed above is now identified as the Energy Business Segment. Such real property interests have been held and managed by registrant for lease to others for exploration and the extraction of coal and oil and gas and for surface use. From time to time sales of portions of such properties have been made. During 1995 the registrant sold approximately 4.41 acres of surface land in Macon County, Missouri generating a gain of $2,141.58 and 40 additional acres of timber rights were sold for $8,900, and in 1997 the registrant sold approximately 88.17 acres of surface land in that county for a gain of $37,309.50, and in 1998 sold approximately 196 acres of surface land in that county for a gain of $85,421.31, and in 1999 sold approximately 26 acres of surface land for a gain of $19,282.38. In 1998 the registrant sold approximately 41 acres of surface land in Sebastian County, Arkansas, for a gain of $19,923, in 1997 had sold
1.75 acres of surface land in that county for a gain of $800, in 1996 had sold 7.25 acres of surface land in that county for a gain of $6,050, and in 1995 had sold 103 acres of surface land in that county for a gain of $56,768. Also sold in 1996 was 45 acres of real property in Pittsburg County, Oklahoma for $31,500, and in 1999 the registrant sold approximately 35 acres of surface land in that county for a gain of $24,207. In addition, in 1997 the registrant sold a waiver of surface rights on 7.21 acres of its Walker County, Texas property for $2,500. The properties owned at the end of the fiscal year are described in Item 2.

    During 1993 the registrant commenced a voluntary program of reforestation on reclaimed open pit coal mining property located in Arkansas and Oklahoma. The program was not federally or state mandated, but was undertaken to enhance the value of its real property and in furtherance of its concept of social responsibility. Some additional reforestation on its properties in Arkansas took place in 1997 on which the registrant spent approximately $1,100 during that year. There was no additional reforestation expense in 1998 or 1999. The financial impact upon the registrant, both in terms of short-term expenditures and future income should not be material.

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

    Other than the fast food bagel and delicatessen business as a part of the discontinued operation described above, there have been no new products nor industry segments requiring the investment of a material amount of assets of the registrant, and there have been no public announcements nor has information otherwise become public involving any such new products or industry segments.

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

    Royal Oil Company of Corpus Christi, Texas ("Royal Oil") is the lessee of a number of oil and gas leases covering properties of the registrant located in San Jacinto County,

Texas. During 1999 Royal Oil paid to the registrant royalties on production under those leases aggregating approximately $244,000 which exceeds ten percent of the registrant's consolidated revenue.


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

    As to business intended to be done by the registrant, it has, during the last five years, investigated several new business opportunities, both in the Energy Business Segment and in other reportable business segments. After review of those new business opportunities, they were either rejected as not suitable for the registrant at the present time or taken off the market. Management of the registrant continues to seek out and investigate such new business opportunities or expansion of existing leasing activities which could result in a more productive deployment of the registrant's assets in an effort to increase earnings.

    The total number of persons employed by the registrant itself, as of the end of the fiscal year, was 2.

(d)	Financial Information about Geographic Areas.  The registrant does not engage in operations in foreign countries, nor are portions of sales or revenues derived from customers in foreign countries.

ITEM 2.  PROPERTIES

    (a) The principal physical properties of the registrant are whole or partial interests in approximately 64,000 acres of real property located in Arkansas, Louisiana, Texas, Kansas, Oklahoma and Missouri. Its mineral reservation under the Sam Houston National Forest in Texas on an additional 76,000 acres expired on January 1, 1985, but was extended for a five-year period on about 6,280 acres with producing wells, which period expired
January 1, 1990. Another 640 of these acres were lost on January 1, 1990, and an additional 1,623 of these acres were lost on January 1, 1995, leaving the registrant's rights in 4,017 remaining acres, which were due to expire January 1, 2000, unless extended. These properties are currently being evaluated by the appropriate United States government agency to determine what portion of the acreage was in fact extended by production as of that date and what portion did expire. In later parts of this Item 2 references are made to the ownership of "minerals." The registrant is the owner of all or part of the subsurface minerals on large portions of the properties involved, but the only minerals of primary interest to the registrant are coal, oil and gas.

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

          Mineral interests underlying approximately 13,600 acres are under a coal lease to the assignee of Bethlehem Steel Corporation under the coal lease described in Item l(c). An additional 30 acres of the registrant's Arkansas properties are currently being leased under a coal lease. Another 586 acres were leased in 1993 under two separate oil and gas leases (both to the same lessee) for 5-year terms, one of which expired in 1998 without any production, but the other of which commenced production during that year. In 1997 another 120 acres were leased for a 3-year term. Production commenced on this lease during 1999. In 1998 another 250 acres were leased under three separate oil and gas leases, each for a 3 year term.
Production commenced on all three leases during 1999.

          Of the 13,600 acres currently under a coal lease to the assignee of Bethlehem Steel Corporation as described in the preceding paragraph, 10,537.23 acres were leased to C.D. Exploration, Inc. in 1995 under an Oil & Gas Lease for a term of five years, for which the lessee paid a bonus of approximately $105,000. An additional 414 acres were leased in 1994 under three separate oil and gas leases (two to the same lessee), one for a three year term and the other two for five year terms, one of which expired in 1997 with no production, one of which expired in 1999 with no production, and one of which commenced production in 1998. An additional 1,483.31 acres were leased in 1996 in one oil and gas lease for a term of five years. As yet there is no production under this lease. In addition, registrant has fractional royalty interests in 13 small producing gas wells which are located on an approximately 7,040 acre tract of which registrant owns 2,192 acres.

    (2)   REAL PROPERTY INTERESTS IN THE STATE OF TEXAS.

          The registrant was the owner of practically all of the mineral interests in approximately 90,551 acres located in the Texas counties of San Jacinto, Walker and Montgomery, of which approximately 82,674 acres were under a reservation
(in a deed of December, 1935) which covered all oil, gas, sulphur and other minerals on, in, under or that may be produced from the lands for a period commencing with the date of the deed and ending on January 1, 1985, and provided further that if on said latter date mineralswere being produced in paying quantities then the reservation would be extended for a five-year period as to an area of one square mile of which the well is the center and for subsequent extensions for additional five-year periods so long as paying operations are being conducted on the premises.
The right to prospect for and mine and remove minerals was further limited by various requirements of the United States. As described in Item 2(a) above, this reservation expired on January 1, 1985, and the wells then producing on such properties permitted the registrant to retain until January 1, 1990, about 6,280 acres in the Mercy Field, West Mercy Field and Moroil Field and as of January 1, 1995, the registrant continued to retain 4,017 of such acres, while production continues. The reservation was extended for an additional five-year term which ended January 1, 2000. As discussed in Item 2(a) above, the property is currently being evaluated to determine what portion thereof the registrant is entitled to retain by production, and what portion thereof has expired.

          In addition to the wells still under production from the earlier leases, in 1997 one additional lease was made on 241.73 acres of registrant's Walker County, Texas property, and a producing well was drilled on this property during 1999.

          The registrant's mineral interests in its remaining acreages of approximately 7,788.55 acres in Texas are reservations of perpetual mineral rights. In the case of approximately 7,600 of those acres, one-thirty-second of the minerals are vested in the owner of the surface of said properties but with the right in the registrant to make all leases on the acreage and to keep all bonuses and rentals received under such leases. In January, 1995, the entire 7,788.55 acres of these mineral interests were leased under one oil and gas lease for a term of three years with one option to renew for an additional two years, which the lessee has exercised in January 1998, upon payment of approximately $194,000 to the registrant. The lessee originally paid a bonus of approximately $311,000 in connection with the initial term of this lease. There was no production under this lease, and therefore it expired in January, 2000, and this acreage is now open for lease.

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

          The registrant leased approximately 9,339 acres of its real property in Vernon Parish, Louisiana, for a term of four years, pursuant to the exercise of a geo-option made in early 1991.
This lease was extended for an additional year in 1995, and one well was drilled but it turned out to be a "dry hole," and there was no production. This property is currently available for lease and if there is no further attempted production by December, 2006, the registrant's rights in this property will expire.

        [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

    (4)   REAL PROPERTY INTERESTS IN OKLAHOMA AND KANSAS.

          The registrant is the owner of interests in real property in three counties in eastern Oklahoma and three counties in southeast Kansas, which ownership consists of approximately 1,350 acres in fee simple (having sold approximately 35 acres of surface land located in Pittsburg County, Oklahoma during 1999), and approximately 13,546 additional acres of underlying minerals. A substantial part of such 13,546 acres of mineral ownership is described in the conveyances or reservations giving rise to such ownership as "coal" or "coal and asphaltic minerals."

          The registrant in the past has also rented the surface of portions of its lands in Kansas and Oklahoma, largely for agricultural purposes, under leases of not to exceed one year.

    (5)   REAL PROPERTY INTERESTS IN THE STATE OF MISSOURI.

          In Randolph and Macon Counties, Missouri, the registrant is the owner of approximately 47 acres in fee simple, (having sold 4 acres of surface land in 1995, approximately 88 acres of surface land in 1997, approximately 196 acres of surface land in 1998, and approximately 26 acres of surface land in 1999) and of the minerals underlying 6,147 acres. Substantially all of the mineral ownership is described in the conveyances from which it arose as "coal" or "coal and other minerals." The properties involved were acquired by predecessor companies for the principal purpose of mining coal therefrom, and extensive mining was conducted thereon by the predecessors.

          The registrant has previously rented the surface of portions of its lands in Missouri, largely for agricultural purposes, under leases of not to exceed one year, but no such leases are in effect at this time.

    (6)   RETAIL FOOD BUSINESS SEGMENT LEASES.

          The operations of the fast food bagel and delicatessen facilities constituting the Retail Food Business
Segment had previously been carried out from leased premises. This business segment was discontinued in 1998 as described above and all leases were either assigned to other unrelated parties or terminated.

    (b) The registrant does not participate in any oil and gas operations. However, the registrant is the owner of certain properties (fully described above in this Item), part of which are leased to outside interests for the production of oil and gas.
The registrant receives bonuses, rentals and royalties for the use of the land and mineral interests leased by it.


ITEM 3.  LEGAL PROCEEDINGS

    (a) The 1999 annual meeting of Stockholders of the registrant was held April 21, 1999 pursuant to notice duly sent to the Stockholders as required by law. Management had solicited proxies pursuant to Regulation 14A of the Securities Exchange Act of 1934 to elect a slate of the incumbent Directors consisting of eonard Noah, Gary J. Pennington, Beekman Winthrop, Phelps M. Wood, and Ernest N. Yarnevich, Jr.

          At the meeting Stockholders present in person and by proxy elected an alternative slate of Directors consisting of Ray A. Infantino, Patrick J. Moran, Phelps C. Wood, Phelps M. Wood, and James R. Ukropina.

          The shares voted for the alternative slate of Directors totaled 171,270 shares, except for Phelps M. Wood who received votes of 327,063 shares as he received votes cast in favor of the incumbent slate nominated by management as well as the alternative slate, while votes cast in favor of the incumbent slate nominated by management were 155,792 shares for Messrs, Noah, Pennington and Yarnevich and 155,793 shares for Mr. Winthrop. Cumulative voting was not permitted.

          At the meeting of the newly elected Board of Directors following the Stockholders meeting, the Bylaws of the registrant were amended to increase the number of Directors to seven (7). By motion unanimously adopted, Bruce L. Franke and Beekman Winthrop were offered seats on the Board of Directors. Mr. Franke accepted and Mr. Winthrop expressed his desire to consider the matter further and notify the Board of his acceptance or rejection of the offer by the end of May.

          On May 14, 1999, Beekman Winthrop, together with a few other Stockholders, filed a lawsuit in state court in Delaware challenging the results of the election of Directors. The action styled Winthrop, et al v. Central Coal & Coke Corporation, et al, C.A. No. 17162, was pending in the Court of Chancery for the State of Delaware in and for New Castle County. The registrant and all newly elected Directors were named as defendants, and the plaintiffs asked the court to invalidate the election of the new Board. Subsequently, on May 28, 1999 Mr. Winthrop advised the registrant that he declined the invitation to become a Director.

         Discovery in the lawsuit proceeded, and a trial was scheduled for August 3, 1999. On July 29, 1999 the record owners of 179,009 shares of common stock of the registrant (a majority of the outstanding shares) executed written consents which were delivered to the registrant on July 29, 1999. Pursuant to the consents, Phelps M. Wood, Phelps C. Wood, Bruce

L. Franke, Ray A. Infantino, Patrick J. Moran and James R. Ukropina were elected Directors of the registrant, confirming the results of the election held at the Annual Meeting on April 21, 1999.
The action taken by the written consents was done pursuant to Section 228 of the Delaware General Corporation Law.

          Subsequently, on August 5, 1999, the Court issued its Order of' Dismissal, dismissing the lawsuit with prejudice, but retaining jurisdiction for purposes of entertaining any application for attorneys' fees and/or court costs. Legal counsel for the defendants and the plaintiffs commenced and continued settlement discussions involving the possible purchase by the registrant of the stock in the registrant owned by the plaintiffs and the resolution of all pending disputes. On or about November 2, 1999 the plaintiffs filed a Motion for Costs and Attorney Fees in the Action requesting the Court to grant their motion in the amount of' $106,956.65 The registrant and the other defendants contested the motion by filing briefs in opposition thereto.

          The registrant was advised by its Delaware legal counsel in early November, 1999 that another lawsuit had been filed. This new lawsuit was filed in the United States District Court for the District of Delaware by the same plaintiffs against the Directors of the registrant individually and the registrant as a "Nominal Defendant." This new lawsuit also sought the removal of the Directors of the registrant and sought other relief against the individual Directors, but did not otherwise appear to seek relief against the registrant itself.

          On November 23, 1999 Dudley Winthrop, one of the plaintiffs and a Stockholder of the registrant, notified the registrant that he intended to present a resolution for consideration at the Annual Meeting of Stockholders to be held in April, 2000, and requesting that it be included in the proxy materials for that meeting. The Board of Directors of the registrant subsequently determined to oppose the resolution and recommend to the Stockholders that they vote against it.

          On January 28, 2000 the Vice Chancellor in the Delaware state court action denied the plaintiffs' Motion for Costs and Attorneys Fees.

          Settlement discussions continued, and resulted in the execution by all parties on February 29, 2000 of an Agreement of Settlement and Release. According to the terms of this Agreement, the registrant would purchase all shares of stock in the registrant owned by the plaintiffs, totaling 97,231 shares for a purchase price of $33.50 per share, or aggregate consideration of $3,257,238.50. The Board of Directors of the registrant after careful consideration concluded that $33.50 per share was a fair price under the circumstances based upon a review of the registrant's financial statements and considering the costs and risks of continued litigation. The plaintiffs agreed not to pursue any other rights or remedies with respect to any of the pending litigation. Additionally, the plaintiffs agreed to standstill provisions whereby they would not directly or indirectly acquire any interest in the registrant in the future or participate in any proxy solicitation or become a member of a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 with respect to the registrant. Additionally, the plaintiffs agreed to withdraw the stockholder proposal submitted November 23, 1999, described above, and to make no further proposals.


          The Settlement Agreement was consummated on March 6, 2000 including the closing of the purchase of the plaintiffs' shares on the basis described herein. As a result of the purchase of the plaintiffs' shares, as of March 7, 2000, there were 255,551 shares issued and outstanding.


          Other than as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant is a party or of which any of its property is the subject, and there are no material proceedings to which any director, officer of affiliate of the registrant, any owner of record or beneficially of more than five percent of any class of voting securities of the registrant, or any associate of any such director, officer or security holder is a party adverse to the registrant or has a material interest adverse to the registrant. Further, there are no administrative or judicial proceedings involving the registrant arising under any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

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

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

    (a) The information required in subsection (a) of this item pursuant to Item 201 of Regulation S-K is set forth on the inside back cover of the Annual Report as of December 31, 1999, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference. There have been no sales of either registered or unregistered securities by the registrant during the past three years.

     (b) There have been no sales of either registered or unregistered securities by the registrant during the past three years.


ITEM 6.  SELECTED FINANCIAL DATA

          The information required by this item is set forth under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" in the Annual Report as of December 31, 1999, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this item is set forth under the caption "MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION & RESULTS OF OPERATIONS" in the Annual Report as of
December 31, 1999, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Concerning quantitative and qualitative disclosures concerning market risk, the primary market risk exposures of the registrant relate to changes in interest rates, changes in equity security prices, and changes in certain commodity prices. The registrant's exposure to market risk for changes in interest rates relates solely to its fixed income investment portfolio which consists of U.S. government agency securities. All such securities are held-to-maturity and have original maturities of less than one year. The registrant does not use derivative financial instruments to hedge interest rates on its fixed income investment securities. The registrant's exposure to market risk for changes in equity security prices relates solely to its marketable equity investment portfolio which consists primarily of common stocks of domestic, publicly held enterprises.
The registrant periodically enters into equity option contracts on a limited basis primarily relating to marketable equity securities held in its investment portfolio. At December 31, 1999 the registrant held 78 option contracts with a short position relating primarily to marketable equity securities held by it. The fair value of option contracts at December 31, 1999 was approximately $25,447.
The registrant's exposure to market risk for changes in commodity prices relates to changes in the prices of coal, oil, and natural gas and the effect thereof on its royalties and rentals relating to coal deposits and mineral rights as discussed in more detail in Management's Discussion & Analysis of Financial Condition &
Results of Operations set forth in Item 7 of this report.
The registrant does not use derivative commodity instruments to hedge its commodity risk exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required by this item are as follows:

     Consolidated Balance Sheets as of December 31, 1999 and 1998;

     Consolidated Statements of Earnings - Years ended December 31, 1999, 1998 and 1997;

     Consolidated Statements of Comprehensive Income - Years Ended December 31, 1999, 1998 and 1997;

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows - Years ended
     December 31, 1999, 1998 and 1997;

     Notes to Consolidated Financial Statements

These financial statements are filed as a part of this report, beginning on page 32 hereof, and areincorporated herein by this reference.

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

          In response to Item 405 of Securities and Exchange Commission Regulation S-K, and as is disclosed in registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934, under the sub-caption "Section 16(a) Beneficial Ownership Reporting Compliance," which portion of said definitive proxy statement is incorporated herein by this reference, Mr. Phelps M. Wood as a result of an inquiry conducted by the Securities and Exchange Commission (S.E.C.) discovered that he had inadvertently made a number of filings late in prior years.
As part of an administrative proceeding before the S.E.C. Mr. Wood has submitted an Offer of Settlement to the S.E.C. in which he consents to the entry of a Cease and Desist Order (the "Order"), without admitting or denying the matters therein in which it was acknowledgedthat he failed to timely file a Form 3 reporting his holdings of the registrant for a period of two weeks, failed to file timely for periods ranging from one week to more than nineteen years and five months twenty-three Forms 4, and failed to file timely for periods of eleven months and two weeks and three years and eleven months two Forms 5. If approved, the Order would require Mr. Wood to cease and desist from committing or causing any violations of and committing or causing, any future violations of, Section 13(d) and 16(a) of the Exchange Act and Rules 13d-1, 13d-2, 16-a-2 and 16a-3 promulgated thereunder. The registrant, at the time of filing of this FORM 10-K, has reviewed the information necessary to ascertain, and has determined that, other than as to Mr. Phelps M. Wood's late filings described above, Item 405 disclosure is not expected to becontained in this Part III of FORM 10-K or incorporated by reference.

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


	[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                         PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

     1.   Independent Auditors' Report

     2.   Consolidated Financial Statements:

             Consolidated Balance Sheets as of December 31, 1999 and 1998

             Consolidated Statements of Earnings - Years ended December 31, 1998, 1998 and 1997

             Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

             Consolidated Statements of Comprehensive Income - Years ended December 31, 1999, 1998 and 1997

             Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

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

          (3)(ii)Bylaws.

          (10) Material Contracts:

          (i)    Agreement of Settlement and Release dated February
          29, 2000.

          (iii)(A) Central Coal & Coke Corporation's Directors Non-Qualified Stock Option Plan is incorporated herein by reference to Exhibit (10)(iii)(A) to the Annual Report on Form 10-K for the registrant for the fiscal year ended December 31, 1994. This Plan was approved by the registrant's stockholders at the Annual Meeting held April 19, 1995, and is discussed in the Definitive Proxy Statement for that meeting previously filed with the Commission and in the Definitive Proxy
          Statement for the Annual Meeting of Stockholders to be held April 19, 2000 previously filed with the Commission.

          (13) Portions of the Annual Report to security holders for year ended December 31, 1999 captioned
          "Selected Consolidated Financial Data," "Management's
          Discussion & Analysis of Financial Condition
          & Results of Operations" and "Market for Registrant's
          Common Equity and Related Stockholder Matters."

          (21) Subsidiaries of the registrant

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

          [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

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

                                     CENTRAL COAL & COKE CORPORATION
                                     _______________________________
                                                Registrant

                                     By    /s/ Phelps M. Wood
                                         ________________________________
                                         Phelps M. Wood, President

Date:  March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By    /s/ Phelps M. Wood
                                         ________________________________
                                         Phelps M. Wood, President
                                         Principal Executive Officer
Date: March 29, 2000


                                           /s/ Gary J. Pennington
                                         ________________________________
                                         Gary J. Pennington
                                         General Manager, Principal
                                         Financial Officer, and
Date: March 29, 2000                     Principal Accounting Officer


                                     By    /s/ Bruce L. Franke
                                         ________________________________
                                         Bruce L Franke, Director
Date: March 29, 2000


                                     By    /s/ Ray A. Infantino
                                         ________________________________
                                         Ray A. Infantino, Director
Date: March 29, 2000


                                     By    /s/ Patrick J. Moran
                                         ________________________________
                                         Patrick J. Moran, Director

Date: March 29, 2000


                                     By    /s/ James R. Ukropina
                                         ________________________________
                                         James R. Ukropina, Director
Date: March 29, 2000


                                     By    /s/ Phelps C.Wood
                                         ________________________________
                                         Phelps C. Wood, Director
Date: March 29, 2000


                                     By    /s/ Phelps M. Wood
                                         ________________________________
                                         Phelps M. Wood, Director

               CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                            KANSAS CITY, MISSOURI


                              Table of Contents


                                                                         Page

Independent Auditors' Report                                               31

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1999 and 1998           32

    Consolidated Statements of Earnings - years ended December 31, 1999,
       1998 and 1997                                                       34

    Consolidated Statements of Stockholders' Equity - years ended December
       31, 1999, 1998 and 1997                                             35

    Consolidated Statements of Comprehensive Income - years ended December
       31, 1999, 1998 and 1997                                             36

    Consolidated Statements of Cash Flows - years ended December 31, 1999,
       1998 and 1997                                                       37

    Notes to Consolidated Financial Statements                             38

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors
Central Coal & Coke Corporation and Subsidiaries:

We have audited the consolidated financial statements of Central
Coal & Coke Corporation and subsidiaries, as listed in the accompanying table of contents. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Coal & Coke Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                       KPMG  LLP

Kansas City, Missouri
January 14, 2000, except as to note 11,
which is as of March 6, 2000


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

December 31, 1999 and 1998

(amounts in unit dollars)
ASSETS                                          1999         1998
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,894,021    1,606,992
  Accounts receivable                               42,000       22,500
  Securities maturing within one year,
   at amortized cost (note 2)                    7,469,944    7,474,053
  Notes receivable, current                         15,402       12,465
  Income Tax Receivable                                  0       32,505
  Other                                             10,343        4,578
                                                __________   __________
Total current assets                             9,431,710    9,153,093

Equity securities, at fair value (note 2)        1,648,832    1,220,167
Notes receivable, noncurrent                       100,007      115,409

Coal deposits, real estate, equipment
 and leasehold improvements (notes 3 and 4):
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,620       26,131
  Equipment and leasehold improvements               1,303        6,053
                                                __________   __________
                                                 1,669,793    1,675,054
  Less accumulated depletion, depreciation
   and amortization                                578,225      580,636
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements       1,091,568    1,094,418
                                                __________   __________
     Total assets                             $ 12,272,117   11,583,087


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

December 31, 1999 and 1998

(amounts in unit dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses             26,062       25,967
  Deferred oil lease bonus                               0       97,357
  Federal and state income taxes                    42,011            0
                                                __________   __________
Total current liabilities                           68,073      123,324

Deferred income taxes (note 5)                     408,445      188,772

Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares           376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                              9,799,931    9,591,919
  Less cost of 23,905 shares in 1999 and
   20,693 shares in 1998 held in treasury         (716,166)    (617,632)
  Accumulated other comprehensive income,
   net of deferred taxes of $379,049 in 1999
   and $155,517 in 1998                            703,946      288,816
                                                __________   __________
Total stockholders' equity                      11,795,599   11,270,991

Commitments and contingencies (notes 3 and 6)
                                                __________   __________
                                              $ 12,272,117   11,583,087

See accompanying notes to consolidated financial statements.


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings

Years ended December 31, 1999, 1998 and 1997


(amounts in unit dollars)
                                           1999      1998      1997
                                           _________ _________ _________
Operating revenue:
  Coal royalties (note 3)                $    97,122    97,402    99,101
  Oil and gas royalties                      395,262   366,505   861,829
  Oil and other mineral lease rentals
   and bonuses                               123,491   126,266   145,495
                                           _________ _________ _________
    Total operating revenue                  615,875   590,173 1,106,425

General and administrative
   expenses                                  572,096   284,797   354,383

    Operating income                          43,779   305,376   752,042

Nonoperating income:
  Investment income (note 2)                 826,885   476,529   627,622
  Gain on sale of real estate                 43,489   105,345    37,365
  Other                                        3,166       482     3,696
                                           _________ _________ _________
    Total nonoperating income                873,540   582,356   668,683

    Earnings from continuing operations
     before income taxes                     917,319   887,732 1,402,725

Income taxes (note 5)                        266,309   298,759   443,120

    Earnings from continuing operations      651,010   588,973   977,605

Discontinued operations, net of income
 Taxes (note 9)
  Loss from operations of discontinued
   food operations                                 0  (84,420) (199,767)
  Gain on disposal of food operations              0   12,866         0
                                           _________ _________ _________
                                                   0  (71,554) (199,767)


    Net earnings                             651,010  517,419   777,838

Earnings per share from continuing
 operations - basic and diluted          $      1.84     1.65      2.70

Loss per share from discontinued
 operations - basic and diluted          $         0     (.20)     (.55)

Earnings per share - basic and diluted   $      1.84     1.45      2.15

Weighted average number of shares of
 common stock outstanding - basic
 and diluted                                 354,735  356,580   361,790

See accompanying notes to consolidated financial statements.


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1999, 1998 and 1997


(amounts in unit dollars)
                                                         Net
                                                      unrealized
                                                     appreciation
                                                    (depreciation)
                Common  Addtnal   Retained  Treasury  available
                Stock   Capital   Earnings  Stock      for sale  Total
                _______ _________ _________ _________  ________  __________

Balance,
 12/31/96       376,688 1,631,200 9,014,238  (335,389)   160,645 10,847,382


Net Earnings          0         0   777,838         0          0    777,838
Cash dividends
 ($1.50 per
 share)               0         0  (539,278)        0          0   (539,278)
Purchase of
 8,771 shares
 of common
 stock for
 treasury             0         0         0  (263,643)         0   (263,643)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0         0         0     69,793     69,793

Balance,
 12/31/97       376,688 1,631,200 9,252,798  (599,032)   230,438 10,892,092

Net Earnings          0         0   517,419         0          0    517,419
Cash dividends
 ($50 per
 share)               0         0  (178,298)        0          0   (178,298)
Purchase of
 600 shares
 of common
 stock for
 treasury             0         0         0   (18,600)         0    (18,600)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0         0         0     58,378     58,378

Balance,
 12/31/98       376,688 1,631,200 9,591,919  (617,632)   288,816 11,270,991

Net Earnings          0         0   651,010         0          0    651,010
Cash dividends
 ($1.25 per
 share)               0         0  (442,988)        0          0   (442,998)
Purchase of
 3,212 shares
 of common
 stock for
 treasury             0         0         0   (98,534)         0    (98,534)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0         0         0    415,130    415,130

Balance,
 12/31/99       376,688 1,631,200 9,799,931  (716,166)   703,946 11,795,599

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income

Years ended December 31, 1999, 1998 and 1997


(amounts in unit dollars)
                                   1999         1998         1997
                                   ___________  ___________  ___________

Net earnings                   $       651,010      517,419      777,838
                                   ___________  ___________  ___________

Other comprehensive income:
 Realized gains and unrealized
  appreciation on investments        1,011,444       88,649      268,174
 Income taxes                         (354,006)     (31,027)     (93,861)

       Realized gains and
  unrealized appreciation on
  investments, net                     657,438       57,622      174,313
                                   ___________  ___________  ___________


Less:
 Realized investment(gains)
   losses included in net
   earnings                           (372,782)       1,164     (160,800)
 Income taxes                          130,474         (408)      56,280
                                   ____________  ___________  ___________

                                      (242,308)         756     (104,520)

                                       415,130       58,378       69,793



    Comprehensive income        $    1,066,140      575,797      847,631


See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Years ended December 31, 1999 1998 and 1997


(amounts in unit dollars)
                                   1999         1998         1997
                                   ___________  ___________  ___________
Cash flows from operating
 activities:
  Net earnings                   $     651,010      517,419      777,838

  Adjustments to reconcile net
   earnings to net cash provided by
   (used in)operating activities:
    Depletion, depreciation
     and amortization                    2,339        2,343       65,213
    Asset impairment charge                  0            0      158,309
    Gain on disposal of food
     Operations                              0       19,494            0
    Gain on sale of real estate        (43,489)    (105,345)     (37,024)
    Loss (gain) on sale of equity
     securities                       (372,782)       1,164     (160,800)
    Amortization of premiums and
     discounts of securities, net     (375,264)    (404,007)    (403,754)
    Deferred income taxes               (3,499)      87,497      (56,745
    Changes in assets and
     liabilities:
      Accounts Receivables and
       other assets                    (25,625)      (2,627)      18,553
      Accounts payable and accrued
       expenses                             95        9,005       (9,964)
      Deferred oil lease bonus          97,357       97,357      (74,166)
      Federal and state income
       taxes                            74,516      (59,025)      26,520

                                   ___________  ___________  ___________
 Net cash provided by
  (used in)operating
    activities                         124,287      303,639      257,417

Cash flows from investing
 activities:
  Proceeds from note receivable         12,465        7,126           0
  Proceeds from matured/called
   investment debt securities       30,500,000   30,000,000   26,500,000
  Purchases of investment debt
   securities                      (30,120,627) (29,626,098) (26,119,958)
  Proceeds from sale of land            44,000      107,330       38,118
  Purchases of equity securities      (188,578)    (477,099)    (246,601)
  Proceeds from sales of equity
   securities                          771,357      174,378      485,188
  Capital expenditures                       0            0       (6,454)
                                   ___________  ___________  ___________
Net cash provided by
 investing activities                1,018,617      185,637      650,293

Cash flows from financing
 Activities:
  Dividends paid                      (442,998)    (178,298)    (539,278)
  Purchase of common stock for
   treasury                            (98,534)     (18,600)    (263,643)
                                   ___________  ___________  ___________
Net cash used in financing
 activities                           (541,532)    (196,898)    (802,921)


   Net increase in cash
      and cash equivalents             287,029      113,026      151,011

Cash and cash equivalents,
 beginning of year               $   1,606,992    1,493,966    1,342,955
Cash and cash equivalents,
 end of year                     $   1,894,021    1,606,992    1,493,966

Income taxes paid during period  $     229,440      197,400      361,739

See accompanying notes to consolidated financial statements.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1999, 1998 and 1997


(1) Summary of Significant Accounting Policies

    Basis of Consolidation

    The accompanying consolidated financial statements include the accounts of Central Coal & Coke Corporation (the Company) and its two wholly owned subsidiaries. The Company's subsidiaries were engaged in the ownership and operation of a fast food bagel/delicatessen business, as described below. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company's subsidiaries operated a fast food bagel/delicatessen business with four separate locations. A facility which previously had been operated in an area of San Diego, California was closed in March 1997. On July 1, 1998, the facility at State College, Pennsylvania was closed. As of September 1, 1998, the assets of the remaining two facilities located in Athens, Ohio and Columbus, Ohio were sold to an unrelated third party. As a result, the Company is no longer engaged in the food business and, accordingly, the accompanying consolidated financial statements present the Company's food operations as discontinued operations for all periods presented (see note 9).

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

December 31, 1999, 1998, and 1997

    Depreciation, Depletion, and Amortization

    Equipment and leasehold improvements are depreciated/amortized using the straight-line method over their estimated useful lives or lease terms, which range from five to seven years.

    Depletion of coal deposits is computed at the rate of $.025 per ton of coal produced or purchased, which approximates depletion computed on a wasting-asset basis.

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

    Advertising

    Costs of advertising are expensed as incurred. Amounts charged to expense were not significant for the years ended December 31, 1999, 1998, and 1997.

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

    Stock Option Plan

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1999, 1998, and 1997


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

    Stock options are the only common stock equivalents, however, their effect was not dilutive in the calculation of earnings per share for the years ended December 31, 1999, 1998, and 1997. Dividends per share are based on the number of shares outstanding on the dividend dates of record.

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

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1999, 1998, and 1997


(2) Investment Securities

    The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at December 31, 1999 and 1998 are presented below. Substantially all equity securities represent common stocks of domestic corporations.

                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
1999                    cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   agency securities  $ 7,469,944            0       (544)   7,469,400

Available-for-sale:
  Equity securities   $   565,837    1,097,631    (14,636)   1,648,832

1998
_________________
Held-to-maturity:
  U. S. government
   agency securities  $ 7,474,053        2,507          0    7,476,560

Available-for-sale:
  Equity securities   $   775,834      525,664   ( 81,331)   1,220,167

At December 31, 1999 and 1998, all U. S. government and government agency securities mature within one year.

Investment income consists of the following for each of the years ended December 31:

                                    1999       1998        1997
                                    __________  __________  __________
Interest                           $  442,978     467,573     455,734
Dividends                              11,125      10,120      11,088
Gross gains on sales of equity
 securities                           399,578      50,214     201,682
Gross losses on sales of equity
 securities                           (26,796)    (51,378)    (40,882)
                                    __________  __________  __________
                                   $  826,885     476,529    627,622

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1999, 1998, and 1997


(3) Coal Deposits

    The rights to 14,000 acres of coal deposits totaling approximately 84,000,000 tons of coal in place (of which from 50% to 90% could be expected to be recoverable) are leased under agreements which extend for periods of two to twelve years. The agreements provide for minimum annual royalties of $91,700. Coal deposits aggregating approximately 92,000,000 tons in place with a net carrying value of approximately $710,000 at December 31, 1999 are not presently leased or producing coal in commercial quantities.

(4) Mineral Rights

    At December 31, 1999, the Company owns approximately 64,000 acres of mineral rights in Missouri, Kansas, Oklahoma, Arkansas, Louisiana, and Texas.

(5) Income Taxes

    Total income taxes for the years ended December 31, 1999, 1998 and 1997 were allocated as follows:

                                    1999        1998        1997
                                    __________  __________  __________
Continuing operations               $  266,309     298,759     443,120
Discontinued operations                      0     (42,551)   (102,909)
Stockholders' equity, for unrealized
 appreciation on
 equity securities                     223,531      31,435      37,581
                                    __________  __________  __________
                                    $  489,840     287,643     377,792

The components of income tax expense are as follows:

                                 1999      1998      1997
                                 ________  ________  ________
Federal                        $  282,434   266,143   394,081
State                             (16,125)   32,616    49,039
                                 ________  ________  ________
Total income tax expense       $  266,309   298,759   443,120

Total income tax expense for 1999, 1998 and 1997 includes deferred income tax expense (benefit) of $(3,859), $87,497, and $(56,745), respectively.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1997 and 1996

Income tax expense relating to continuing operations has been provided at effective rates of 29.0%, 33.7%, and 31.2% for the years ended December 31, 1999, 1998, and 1997, respectively.
The reasons for the difference between the effective tax rates and the corporate federal income tax rate of 34.0% are as follows:

                                        Percentage of earnings
                                          before income taxes
                                          1999   1998   1997
                                          _____  _____  _____
Expected statutory tax rate               34.0%  34.0%  34.0%
State income taxes, net of federal
 income tax effect                        (1.2)   2.4    2.2
Depletion                                 (2.3)  (2.3)  (3.7)
Other, net                                (1.5)  (0.4)  (1.3)
                                          _____  _____  _____
Effective tax rate                        29.0%  33.7%  31.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

Deferred tax assets:                        1999      1998
                                            ________  ________
Writedown of coal deposits                 $  45,095    45,095
Coal development costs                        30,693    29,053
Land sales                                    12,946    12,476
Other                                          5,992     1,800
                                            ________  ________
                                              94,726    88,424

Less valuation allowance                     (45,095)  (45,095)
                                            ________  ________
Deferred tax assets                           49,631    43,329

Deferred tax  liabilities:
Depletion                                    (72,027)  (72,298)
Unrealized appreciation  on available-
 for-sale securities                        (379,049) (155,517)
 Other                                             0    (4,286)
                                            ________  ________
Deferred tax liabilities                    (458,076) (232,101)

Net deferred tax asset (liability)        $ (408,445) (188,772)

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1999, 1998, and 1997


(6) Operating Leases

    For 1998, the Company had an operating lease on a month-to-month basis for its administrative office in Kansas City, Missouri.
    In the fourth quarter of 1998, the Company entered into a five-year operating lease for that office space, which became effective
    January 1, 1999. The lease agreement includes the option to terminate the lease after three years and provides for annual rental payments of approximately $13,200 through 2003. In addition, the subsidiaries of the Company had operating leases for certain retail facilities through September 1, 1998, the date when the last two of the four facilities were disposed of. Rent expense amounted to $13,155, $69,763, and $118,908 for the years ended December 31, 1999, 1998, and 1997, respectively.

(7) Disclosures About Fair Value of Financial Instruments

      Cash, cash equivalents, trade receivables, and trade payables The carrying amount approximates fair value because of the short maturity of these financial instruments.

      Debt and equity securities The fair values of debt and equity securities are based on quoted market prices. The fair value of debt and equity securities are disclosed in note 2.

(8) Related Party Transaction

    During February 1994, an Investment Management Agreement was entered into between the Company and Woodwin Management, Inc. The Company's president through April 21, 1999 was also the president, director, and stockholder of Woodwin Management, Inc. This agreement terminated April 23, 1999. Under this agreement, the Company had agreed to pay a fee at an annual rate of .50% of the market value of the assets under management. Woodwin Management, Inc. was managing the Company's equity securities portfolio. The fee paid in 1999, 1998, and 1997 to Woodwin Management, Inc. was $1,861, $6,994, and $5,997, respectively. In the opinion of management of the Company, the terms of this Investment Management Agreement were reasonable and competitive.

(9) Segment/Discontinued Operations Information

    The Company had operated in two segments energy and food.
    On September 1, 1998, the Company sold its remaining food operations for $135,000 and recorded a gain of $12,866 (net of applicable income taxes of $6,628). The food operations are presented as discontinued operations for all periods. As a result, the Company operates in only one segment, the energy segment consists of the leasing of real properties and mineral interests in the midwestern and southern United States to operating leasees. The Company has no foreign revenues.
    Coal royalties in 1999, 1998, and 1997 were received from two, two, and three customers, with 92%, 92%, and 91% being received from the largest customer, respectively. Oil and mineral lease bonuses and rentals were received from four, nine, and six customers in 1999, 1998, and 1997, with 90%, 76%, and 51% being recognized from the largest customer, respectively. Oil and gas royalties were received from twelve, twelve, and four customers in 1999, 1998, and 1997, with 62%, 92%, and 97% being received from one customer, respectively.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1997 and 1996

The loss from the Company's discontinued food business is comprised of the following for the years ended
December 31, 1998 and 1997:

                              1998       1997
                              _________  _________
Revenues                    $   409,143    901,835
Cost of food sales              172,630    359,090
                              _________  _________

    Gross margin                236,513    542,745

Food operations expense:
  Salaries and wages            145,968    282,931
  Occupancy expense              59,445    109,132
  Asset impairment charge             0    158,309
  Depreciation and
   amortization expense          39,140     62,848
  Utility expense                22,630     38,224
  Other expenses                102,569    193,987
                              _________  _________
                                369,752    845,421

    Loss from food operations
     before income taxes       (133,239)  (302,676)

Income tax benefit               48,819    102,909

    Loss from food
     Operations             $   (84,420)  (199,767)


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

A summary of incentive stock option activity during 1999, 1998, and 1997 is as follows:



                                           Year Ended
                            1999              1998              1997
                               Weighted          Weighted          Weighted
                               average           average           average
                               exercise          exercise          exercise
                      Options  price    Options  price    Options  price

Options outstanding,
 beginning of period  10,000  $30.35     7,500   30.00     5,000   29.75
Granted                    0       0     2,500   31.38     2,500   30.50
Exercised                  0       0         0       0         0       0
Forfeited              8,000   30.35         0       0         0       0
                       -----             -----             -----

Options outstanding,
  end of period        2,000   30.35    10,000   30.35     7,500   30.00

Options exercisable
  end of period        2,000   30.35    10,000   30.35     7,500   30.00


Exercise prices for options outstanding as of December 31, 1999 ranged from $29.00 to $31.38.

The per share weighted average fair value of stock options granted during 1998 and 1997 was $4.17 and $2.64, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1999 - expected dividend yield of 6.0%, expected volatility of 15.00%, risk-free interest rate of 5.66%, and an expected life of five years; 1998 - expected dividend yield of 1.60%, expected volatility of 8.0%, risk-free interest rate of 4.25%, and an expected life of five years; 1997 - expected dividend yield of 6.0%, expected volatility of 15.0%, risk-free interest rate of 5.66%, and an expected life of five years.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1999, 1998, and 1997

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

                                  1999        1998        1997
                                  __________  __________  __________
         Net Earnings:
           As reported          $    651,010     517,419     777,838

           Pro forma                 646,000     511,573     7773,329

         Earnings per share:
           As reported                  1.84        1.45        2.15

           Pro forma            $       1.83        1.44        2.14


(11) Subsequent Event

     On March 6, 2000, the Company consummated the resolution of litigation and other disputes with a former director and other stockholders, which arose in connection with the election of directors at the Company's 1999 Annual Meeting, pursuant to an Agreement of Settlement and Release executed by all parties, including the Company, on February 29, 2000. The terms of the settlement included the purchase by the Company of all stock in the Company owned by the plaintiffs, totaling 97,231 shares for a purchase price of $33.50 per share, or aggregate consideration of $3,257,238. The source of the funds used was available liquid assets of the Company previously invested in
     U. S. government agency obligations.