Form 10-K/A
period 1999-12-31
CENTRAL COAL & COKE CORP
filed 2000-04-05
CIK 18605

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

The number of shares outstanding of the issuer's only class of common stock as of March 16, 2000, is as follows:

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


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

December 31, 1999 and 1998

(amounts in unit dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses             26,062       25,967
  Deferred oil lease bonus                               0       97,357
  Federal and state income taxes                    42,011            0
                                                __________   __________
Total current liabilities                           68,073      123,324

Deferred income taxes (note 5)                     408,445      188,772

Stockholders' equity:
  Common stock of $1 par value; 500,000 shares
   authorized, 376,688 shares issued               376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                              9,799,931    9,591,919
  Less cost of 23,905 shares in 1999 and
   20,693 shares in 1998 held in treasury         (716,166)    (617,632)
  Accumulated other comprehensive income,
   net of deferred taxes of $379,049 in 1999
   and $155,517 in 1998                            703,946      288,816
                                                __________   __________
Total stockholders' equity                      11,795,599   11,270,991

Commitments and contingencies (notes 3 and 6)
                                                __________   __________
Total liabilities and stockholders' equity    $ 12,272,117   11,583,087

See accompanying notes to consolidated financial statements.


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings

Years ended December 31, 1999, 1998 and 1997


(amounts in unit dollars)
                                           1999      1998      1997
                                           _________ _________ _________
Operating revenue:
  Coal royalties (note 3)                $    97,122    97,402    99,101
  Oil and gas royalties                      395,262   366,505   861,829
  Oil and other mineral lease rentals
   and bonuses                               123,491   126,266   145,495
                                           _________ _________ _________
    Total operating revenue                  615,875   590,173 1,106,425

General and administrative
   expenses                                  572,096   284,797   354,383

    Operating income                          43,779   305,376   752,042

Nonoperating income:
  Investment income (note 2)                 826,885   476,529   627,622
  Gain on sales of real estate                43,489   105,345    37,365
  Other                                        3,166       482     3,696
                                           _________ _________ _________
    Total nonoperating income                873,540   582,356   668,683

    Earnings from continuing operations
     before income taxes                     917,319   887,732 1,420,725

Income taxes (note 5)                        266,309   298,759   443,120

    Earnings from continuing operations      651,010   588,973   977,605

Discontinued operations, net of income
 taxes (note 9)
  Loss from operations of discontinued
   food operations                                 0  (84,420) (199,767)
  Gain on disposal of food operations              0   12,866         0
                                           _________ _________ _________
                                                   0  (71,554) (199,767)


    Net earnings                             651,010  517,419   777,838

Earnings per share from continuing
 operations - basic and diluted          $      1.84     1.65      2.70

Loss per share from discontinued
 operations - basic and diluted          $         0     (.20)     (.55)

Earnings per share - basic and diluted   $      1.84     1.45      2.15

Weighted average number of shares of
 common stock outstanding - basic
 and diluted                                 354,735  356,580   361,790

See accompanying notes to consolidated financial statements.


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1999, 1998 and 1997


(amounts in unit dollars)


                                                     Accumulated
                                                        other
                Common Additional Retained  Treasury comprehensive
                stock   capital   earnings  stock      income    Total
                _______ _________ _________ _________  ________  __________

Balance,
 December
  31, 1996      376,688 1,631,200 9,014,238  (335,389)   160,645 10,847,382


Net earnings          0         0   777,838         0          0    777,838
Cash dividends
 ($1.50 per
 share)               0         0  (539,278)        0          0   (539,278)
Purchase of
 8,771 shares
 of common
 stock for
 treasury             0         0         0  (263,643)         0   (263,643)
Net unrealized
 appreciation
 on investments
 available-for-
 sale                 0         0         0         0     69,793     69,793

Balance,
 December
  31, 1997      376,688 1,631,200 9,252,798  (599,032)   230,438 10,892,092

Net earnings          0         0   517,419         0          0    517,419
Cash dividends
 ($.50 per
 share)               0         0  (178,298)        0          0   (178,298)
Purchase of
 600 shares
 of common
 stock for
 treasury             0         0         0   (18,600)         0    (18,600)
Net unrealized
 appreciation
 on investments
 available-for-
 sale                 0         0         0         0     58,378     58,378

Balance,
 December
  31, 1998       376,688 1,631,200 9,591,919  (617,632)   288,816 11,270,991

Net earnings          0         0   651,010         0          0    651,010
Cash dividends
 ($1.25 per
 share)               0         0  (442,988)        0          0   (442,998)
Purchase of
 3,212 shares
 of common
 stock for
 treasury             0         0         0   (98,534)         0    (98,534)
Net unrealized
 appreciation
 on investments
 available-for-
 sale                 0         0         0         0    415,130    415,130

Balance,
 December
  31, 1999      376,688 1,631,200 9,799,931  (716,166)   703,946 11,795,599

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



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Years ended December 31, 1999, 1998 and 1997


(amounts in unit dollars)
                                   1999         1998         1997
                                   ___________  ___________  ___________
Cash flows from operating
 activities:
  Net earnings                   $     651,010      517,419      777,838

  Adjustments to reconcile net
   earnings to net cash provided by
   (used in)operating activities:
    Depletion, depreciation
     and amortization                    2,339        2,343       65,213
    Asset impairment charge                  0            0      158,309
    Gain on disposal of food
     Operations                              0      (19,494)           0
    Gain on sales of real estate       (43,489)    (105,345)     (37,365)
    Loss (gain) on sales of equity
     securities                       (372,782)       1,164     (160,800)
    Amortization of premiums and
     discounts of securities, net     (375,264)    (404,007)    (403,754)
    Deferred income taxes               (3,499)      87,497      (56,745)
    Changes in assets and
     liabilities:
      Accounts receivables and
       other assets                    (25,625)      (2,627)      18,553
      Accounts payable and accrued
       expenses                             95        9,005       (9,964)
      Deferred oil lease bonus         (97,357)      97,357      (74,166)
      Federal and state income
       taxes                            74,516      (59,025)      26,520

                                   ___________  ___________  ___________
 Net cash provided by
  (used in)operating
    activities                        (190,056)     124,287      303,639

Cash flows from investing
 activities:
  Proceeds from note receivable         12,465        7,126            0
  Proceeds from matured/called
   investment debt securities       30,500,000   30,000,000   26,500,000
  Purchases of investment debt
   securities                      (30,120,627) (29,626,098) (26,119,958)
  Proceeds from sales of land           44,000      107,330       38,118
  Purchases of equity securities      (188,578)    (477,099)    (246,601)
  Proceeds from sales of equity
   securities                          771,357      174,378      485,188
  Capital expenditures                       0            0       (6,454)
                                   ___________  ___________  ___________
Net cash provided by
 investing activities                1,018,617      185,637      650,293

Cash flows from financing
 Activities:
  Dividends paid                      (442,998)    (178,298)    (539,278)
  Purchase of common stock for
   treasury                            (98,534)     (18,600)    (263,643)
                                   ___________  ___________  ___________
Net cash used in financing
 activities                           (541,532)    (196,898)    (802,921)


   Net increase in cash
      and cash equivalents             287,029      113,026      151,011

Cash and cash equivalents,
 beginning of year               $   1,606,992    1,493,966    1,342,955
Cash and cash equivalents,
 end of year                     $   1,894,021    1,606,992    1,493,966

Income taxes paid during year    $     229,440      197,400      361,739

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

                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
1999                    cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity-
  U. S. government
   agency securities  $ 7,469,944            0       (544)   7,469,400

Available-for-sale-
  Equity securities   $   565,837    1,097,631    (14,636)   1,648,832

1998
_________________
Held-to-maturity-
  U. S. government
   agency securities  $ 7,474,053        2,507          0    7,476,560

Available-for-sale-
  Equity securities   $   775,834      525,664   ( 81,331)   1,220,167

At December 31, 1999 and 1998, all U. S. government and government agency securities mature within one year.

Investment income consists of the following for each of the years ended December 31

                                    1999       1998        1997
                                    __________  __________  __________
Interest                           $  442,978     467,573     455,734
Dividends                              11,125      10,120      11,088
Gross gains on sales of equity
 securities                           399,578      50,214     201,682
Gross losses on sales of equity
 securities                           (26,796)    (51,378)    (40,882)
                                    __________  __________  __________
                                   $  826,885     476,529    627,622

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 1999, 1998, and 1997


(3) Coal Deposits

    The rights to 14,000 acres of coal deposits totaling approximately 84,000,000 tons of coal in place (of which from 50% to 90% could be expected to be recoverable) are leased under agreements which extend for periods of one to ten years. The agreements provide for minimum annual royalties of $91,200. Coal deposits aggregating approximately 92,000,000 tons in place with a net carrying value of approximately $710,000 at December 31, 1999 are not presently leased or producing coal in commercial quantities.

(4) Mineral Rights

    At December 31, 1999, the Company owns approximately 64,000 acres of mineral rights in Missouri, Kansas, Oklahoma, Arkansas, Louisiana, and Texas.

(5) Income Taxes

    Total income taxes for the years ended December 31, 1999, 1998, and 1997 were allocated as follows:

                                    1999        1998        1997
                                    __________  __________  __________
Continuing operations               $  266,309     298,759     443,120
Discontinued operations                      0     (42,551)   (102,909)
Stockholders' equity, for unrealized
 appreciation on
 equity securities                     223,531      31,435      37,581
                                    __________  __________  __________
                                    $  489,840     287,643     377,792

The components of income tax expense from contiuning operations are as follows:

                                 1999      1998      1997
                                 ________  ________  ________
Federal                        $  282,434   266,143   394,081
State                             (16,125)   32,616    49,039
                                 ________  ________  ________
Total                          $  266,309   298,759   443,120

Total income tax expense for 1999, 1998, and 1997 includes deferred income tax expense (benefit) of $(3,859), $87,497, and $(56,745), respectively.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

Deferred tax assets:                        1999      1998
                                            ________  ________
Writedown of coal deposits                 $  45,095    45,095
Coal development costs                        30,693    29,053
Land sales                                    12,946    12,476
Other                                          5,992     1,800
                                            ________  ________
                                              94,726    88,424

Less valuation allowance                     (45,095)  (45,095)
                                            ________  ________
Deferred tax assets                           49,631    43,329

Deferred tax  liabilities:
Depletion                                    (79,027)  (72,298)
Unrealized appreciation  on available-
 for-sale securities                        (379,049) (155,517)
 Other                                             0    (4,286)
                                            ________  ________
Deferred tax liabilities                    (458,076) (232,101)

Net deferred tax liability                $ (408,445) (188,772)

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

(7) Disclosures About Fair Value of Financial Instruments

      Cash, cash equivalents, trade receivables, and trade payables-The carrying amount approximates fair value because of the short maturity of these financial instruments.

      Debt and equity securities-The fair values of debt and equity securities are based on quoted market prices. The fair value of debt and equity securities are disclosed in note 2.

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

                                  1999        1998        1997
                                  __________  __________  __________
         Net Earnings:
           As reported          $    651,010     517,419     777,838

           Pro forma                 646,000     511,573     773,329

         Earnings per share:
          Basic and diluted
           as reported                  1.84        1.45        2.15

           Pro forma            $       1.83        1.44        2.14


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