Form 10-Q
period 2000-03-31
CENTRAL COAL & COKE CORP
filed 2000-05-15
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended March 31, 2000


                       Commission File No. 0-1392


            Central Coal & Coke Corporation and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105



                            Phone:  816-842-2430



              Common stock outstanding as of March 31, 2000
                      $1 par value; 255,551 shares



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

                               Table of Contents


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - March 31, 2000 and
             December 31, 1999

           Consolidated Statements of Earnings and Retained Earnings
             - Three months ended March 31, 2000 and 1999

           Consolidated Statements of Comprehensive Income
             - Three months ended March 31, 2000 and 1999

           Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999

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

Consolidated Balance Sheets

March 31, 2000 and December 31, 1999
(Unaudited)

(amounts in unit dollars)
ASSETS                                             2000          1999
                                                   __________    __________
Current assets:
  Cash and cash equivalents                    $    2,098,967     1,894,021
  Accounts receivable                                       0        42,000
  Securities maturing within one year, at
   amortized cost (note 2)                          3,979,103     7,469,944
Notes receivable, current                              15,733        15,402
Other                                                  10,977        10,343
                                                   __________    __________
Total current assets                                6,095,780     9,431,710

Equity securities, at fair value (note 2)           2,405,412     1,648,832
Notes receivable, noncurrent                           93,944       100,007
Other investments                                     100,002             0

Coal deposits, real estate, equipment and
 leasehold improvements:
  Coal deposits                                     1,602,882     1,602,882
  Mineral rights                                       39,988        39,988
  Surface land                                         25,581        25,620
  Equipment and leasehold improvements                  1,303         1,303
                                                   __________    __________
                                                    1,669,754     1,669,793
  Less accumulated depletion, depreciation
   and amortization                                   578,239       578,225
                                                   __________    __________
Net coal deposits, real estate, equipment
 and leasehold improvements                         1,091,515     1,091,568
                                                   __________    __________
                                               $    9,786,653    12,272,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $       31,627        26,062
  Dividends Payable                                   127,775             0
  Federal and state income taxes                       140,641       42,011
                                                   __________    __________
Total current liabilities                             300,043        68,073

Deferred income taxes                                 568,183       408,445

Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares, issued 376,688 shares              376,688       376,688
  Additional capital                                1,631,200     1,631,200
  Retained earnings                                 9,883,372     9,799,931
                                                   __________    __________
                                                   11,891,260    11,807,819

  Less cost of 121,137 shares in 2000 and
   and 23,905 in 1999 held in treasury             (3,973,435)     (716,166)
  Accumulated other comprehensive income,
   net of deferred taxes of $538,787
   and $370,049 at March 31, 2000
   December 31, 1999                                1,000,602       703,946
                                                   __________    __________
Total stockholders' equity                          8,918,427    11,795,599

                                               $    9,786,653    12,272,117

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings

Three months ended March 31, 2000 and 1999
(Unaudited)


(amounts in unit dollars)
                                                 2000           1999
                                                 __________     __________
Operating revenue:
  Coal royalties                              $       1,115          2,417
  Oil and gas royalties                             145,422         61,408
  Oil and other mineral lease
   rentals and bonuses                                5,025         32,376
                                                 __________     __________
   Total operating revenue                          151,562         96,201

General and administrative expenses                 116,875        193,697
                                                 __________     __________

   Operating income (loss)                           34,687        (97,496)
                                                 ___________    __________
Nonoperating income:
  Investment income                                 291,896        112,876
  Gain on sales of real estate                        3,385              0
  Other                                                 509              5
                                                 __________     __________
   Total nonoperating income                        295,790        112,881


   Earnings before income taxes                     330,447         15,385

Income taxes                                        119,261            670
                                                 __________     __________
   Net earnings                                     211,216         14,715


Retained earnings at
 beginning of period                              9,799,931      9,591,919
Less cash dividends declared
 of $.50 per share in 2000                         (127,775)             0
                                                  _________      _________

Retained earnings at end
 of period                                    $   9,883,372       9,606,634

Earnings per share - basic
 and diluted                                  $        0.65           0.04

Weighted average number
 of shares of common
 stock outstanding                                   325,002        355,716

See accompanying notes to consolidated financial statements.


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2000 and 1999
(Unaudited)

(amounts in unit dollars)
                                   2000        1999
                                   ___________  ___________

Net earnings                   $       211,216      14,715
                                   ___________  ___________

Other comprehensive income:
 Realized gains and unrealized
  appreciation on investments          633,682     108,722
 Income taxes                         (221,789)    (38,070)
                                   ___________  __________

   Realized gains and unrealized
     Appreciation on investments,      411,893      70,702
      net
                                   ___________  __________

Less
   Realized investments (gains)
    Losses included in net
     earnings                         (177,288)     (4,227)
   Income taxes                         62,501       1,480
                                   ___________  ___________

                                      (115,237)      2,747
                                   ___________  ___________

                                       296,656      67,955
                                   ___________  ___________


    Comprehensive income       $       507,872      82,670
                                   ___________  ___________

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Three months ended March 31, 2000 and 1999
(Unaudited)


(amounts in unit dollars)
                                                   2000          1999
                                                   __________    __________
Cash flows from operating activities:
  Net earnings                                 $      211,316        14,715

  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
      Depletion, depreciation and amortization             14           30
      Amortization of premiums and discounts
       of securities, net                             (87,803)      (89,360)
      Gain on sales of real estate                     (3,385)            0
      Gain on sales of equity securities             (177,288)       (4,227)
      Changes in assets and liabilities:
        Accounts receivable and other assets           41,366        16,933
        Deferred oil lease bonus                            0       (24,339)
        Accounts payable and accrued expenses           5,565         4,262
        Federal and state income taxes payable         98,630           670
                                                   __________    __________
  Total adjustments                                  (122,901)      (96,031)

Net cash provided by (used in) operating activities    88,315       (81,316)

Cash flows from investing activities:
  Proceeds from note receivable                         5,732         3,689
  Proceeds from matured/and sale of
   Investment debt securities                      10,972,217    11,500,000
  Purchases of investment debt securities          (7,393,635)  (11,342,727)
  Proceeds from sales of land                           3,424             0
  Purchases of equity securities                     (377,441)       (1,099)
  Proceeds from sales of equity securities            254,605         8,657
  Purchase of other investments                      (100,002)            0
                                                   __________    __________
   Net cash provided by investing activities        3,364,900       168,520

Cash flows from financing activities-purchase
 of common stock for treasury                      (3,257,269)      (30,766)

   Net increase in cash and cash equivalents          195,946        56,438

Cash and cash equivalents, beginning of year        1,894,021     1,606,992

Cash and cash equivalents, end of year         $    2,089,967     1,663,430

See accompanying notes to consolidated financial statements.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

March 31, 2000


Note (1) Basis of Presentation:

In the opinion of the Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

Oil Lease Bonuses

Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities:

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at March 31, 2000 and December 31, 1999 are as follows:



                                    March 31, 2000
                        ______________________________________________

                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
                        cost        gains       losses      value
                        __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  3,979,103           0       (903)   3,978,200

Available-for-sale:
  Equity securities   $    866,023   1,584,726    (45,337)   2,405,412

                                     December 31, 1999
                        ______________________________________________
Held-to-maturity:
  U. S. government
   agency securities  $  7,469,944           0       (544)   7,469,400

Available-for-sale:
  Equity securities   $    565,837   1,097,631    (14,636)   1,648,832

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


Note (3) Dividends

During the quarter ending March 31, 2000, the Company's Board of
Directors declared a $.50 dividend per share payable May 1, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The financial condition of the Registrant continued very strong through the first quarter of 2000. The liquidity of the Registrant continues to be high as is evidenced by a favorable ratio of current assets to current liabilities and the fact that a significant portion of the Registrant's net worth is represented by liquid assets. On
March 6, 2000 the Registrant consummated the resolution of litigation and other disputes with former Director Beekman Winthrop and other Stockholders as described in more detail in Item 1 of Part II of this Form 10-Q, pursuant to an Agreement of Settlement and Release executed by all parties, including the Registrant, on February 29, 2000. The terms of the settlement included the purchase by the Registrant of all stock in the Registrant owned by the plaintiffs, totaling 97,231 shares for a purchase price of $33.50 per share, or aggregate consideration of $3,257,238.50 which the Board of Directors of the Registrant after careful consideration concluded was a fair price under the circumstances based upon a review of the Registrant's financial statements and considering the costs and risks of continued litigation. The source of the funds used was available liquid assets of the Registrant previously invested in U. S. Government Agency obligations. The liquidity of the Registrant was somewhat reduced by this transaction, but overall the Registrant continues to enjoy very high liquidity with current assets being over twenty times current liabilities, and a significant portion of its net worth being represented by liquid assets.

Total operating revenue was up almost 58% in the first quarter of 2000 over the first quarter of 1999 due primarily to substantially increased revenue from oil and gas royalties. The increase in the first quarter of 2000 was due to a material increase in oil prices during the current quarter over the prior period under comparison, coupled with somewhat increased production. Revenue from oil and other mineral lease rentals and bonuses was down in the first quarter of 2000 from the first quarter of 1999 because there were fewer new leases in the current period with income recognizable in that period.

Non-operating income was up considerably in the first quarter of 2000 over the first quarter of 1999 due primarily to increased investment income resulting from increased capital gains realized on sales of equity securities during the current period and slightly higher rates of return on temporary fixed income investments during the current period.

General and administrative expenses were down materially in the first quarter of 2000 from the first quarter of 1999 primarily because there were higher expenses in the earlier period due to significant fees paid to outside service providers, particularly to financial advisers and appraisers of the Registrant's real estate and mineral assets.

Income taxes were higher in the first quarter of 2000 than in the first quarter of 1999 as a result of substantially higher earnings before income taxes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

There was a substantial increase in cash and cash equivalents in both the first quarter of 2000 and the first quarter of 1999, but the increase was substantially greater in the current period. Contributing to the increase in the current year were materially higher net earnings before income taxes and differences in cash provided by investment activities, specifically differences in the amount of proceeds from sales of equities during each period. The increases in cash flows in the current period were partially offset by higher federal and state income taxes payable. There was a significant cash expenditure in the first quarter of 2000 with respect to the treasury stock purchase described above, offset by proceeds from the sale of investment debt securities.

During the first quarter of 2000, the Registrant's Board of Directors declared a semi-annual dividend of $0.50 per share payable May 1, 2000. A dividend of the same amount was paid on June 1, 1999.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June, 1998. SFAS No. 133 standardizes the accounting for derivative instruments. Under the statement, entities are required to carry all derivative instruments in the statement of financial condition at fair value. The Registrant is required to adopt SFAS No. 133 by January 1, 2001. On adoption, the provisions of SFAS No. 133 will not have a material impact on its financial position or results of operations.

As contemplated in prior reports, the Registrant did not experience any systems interruptions of its operations or the operations of third parties with which it does business affecting the Registrant's operations from the commencement of the year 2000 with respect to the utilization of existing computer application software programs and operating systems.

The Registrant has no specific commitment for material capital expenditures at the present time. Management continues to actively pursue other business opportunities which may result in a more productive deployment of its assets and ultimately increase earnings. Management is continuing to aggressively pursue development of increased income from its oil and gas and coal properties, and continues to attempt to lease more of its mineral properties in order to generate additional rental, bonus and royalty income.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The primary market risk exposures of the Registrant relate to changes in interest rates, changes in equity security prices, and changes in certain commodity prices.

The Registrant's exposure to market risk for changes in interest rates relates solely to its fixed income portfolio which consists of U. S. Government Agency securities. All such securities are held-to-maturity and have original maturities of less than one year. The Registrant does not use derivative financial instruments to hedge interest rates on its fixed income investment securities.

The Registrant's exposure to market risk for changes in equity security prices relates solely to its marketable equity investment portfolio which consists primarily of common stocks of domestic, publicly held enterprises. The Registrant periodically enters into equity option contracts on a limited basis primarily relating to marketable equity securities held in its investment portfolio. At March 31, 2000 the Registrant held 146 option contracts with a short position relating primarily to marketable equity securities held by it. The fair value of option contracts at March 31, 2000 was approximately $13,797.00

The Registrant's exposure to market risk for changes in commodity prices relates to changes in the prices of coal, oil, and natural gas, and the effect thereof on its royalties and rentals relating to coal deposits and mineral rights, as is discussed in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part 1, Item 2 of this report. The Registrant does not use derivative commodity instruments to hedge its commodity risk exposures.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings - Attached

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - Attached

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - Attached

PART II, ITEM 1. - LEGAL PROCEEDINGS


The 1999 annual meeting of Stockholders of the Registrant was held April 21, 1999 pursuant to notice duly sent to the Stockholders as required by law. Management had solicited proxies pursuant to Regulation 14A of the Securities Exchange Act of 1934 to elect a slate of the incumbent Directors consisting of Leonard Noah, Gary J. Pennington, Beekman Winthrop, Phelps M. Wood, and
Ernest N. Yarnevich, Jr.

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

Subsequently, on August 5, 1999, the Court issued its Order of Dismissal, dismissing the lawsuit with prejudice, but retaining jurisdiction for purposes of entertaining any application for attorneys' fees and/or court costs. Legal counsel for the defendants and the plaintiffs commenced and continued settlement discussions involving the possible purchase by the Registrant of the stock in the Registrant owned by the plaintiffs and the resolution of all pending disputes. On or about November 2, 1999 the plaintiffs filed a Motion for Costs and Attorney Fees in the Action requesting the Court to grant their motion in the amount of $106,956.65 The Registrant and the other defendants contested the motion by filing briefs in opposition thereto.

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

The Settlement Agreement was consummated on March 6, 2000 including the closing of the purchase of the plaintiffs' shares on the basis described herein and disposition of all litigation. As a result of the purchase of the plaintiffs' shares, as of March 7, 2000, there were 255,551 shares issued and outstanding.

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

(a)	The Annual Meeting of Stockholders was held April 19, 2000.

(b) The meeting involved the election of Directors and the following are the Directors elected at that meeting:

               Bruce L. Franke
               Ray A. Infantino
               Patrick J. Moran
               James R. Ukropina
               Phelps C. Wood
               Phelps M. Wood

There were no other Directors whose term of office as a Director continued after the meeting.

(c)	For the election of Directors the votes received by all nominees were as follows:

               Bruce L. Franke         229,437
               Ray A. Infantino        229,437
               Patrick J. Moran        229,438
               James R. Ukropina       229,437
               Phelps C. Wood          229,437
               Phelps M. Wood          229,438

Cumulative voting is not permitted.

At the same meeting, the Stockholders approved the appointment of the accounting firm KPMG LLP as independent public accountants to examine the financial statements of the Registrant for the year ending
December 31, 2000 and to perform other appropriate accounting services.
The owners of 228,837 shares cast their votes in favor of that appointment, the votes of 122 shares were cast against it, and the holders of 730 shares abstained.

(d) There were no settlements between the Registrant and any other participants terminating any solicitation subject to Rule 14a-11.

PART II, ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K


(b) A Form 8-K, dated March 10, 2000 was filed with respect to the resolution of the litigation and purchase of treasury stock described in Part II, Item 1, above. No financial statements were included in such report.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

  CENTRAL COAL & COKE CORPORATION
           (Registrant)


Date:   May 16, 2000
        ____________________________

By:     /s/ Gary J. Pennington
        ____________________________

            Gary J. Pennington,
            Assistant Treasurer-
         General Manager, Principal
      Financial and Accounting Officer



Date:   May 16, 2000
        ____________________________

By:     /s/ Phelps M. Wood
        ____________________________

            Phelps M. Wood,
            President