Form 10-Q
period 2000-06-30
CENTRAL COAL & COKE CORP
filed 2000-08-15
CIK 18605

Form 1O-Q


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended June 30, 2000


                     Commission File No. 0-1392


          Central Coal & Coke Corporation and Subsidiaries
      Incorporated in State of Delaware IRS Number:  44-0195290
                    127 West 10th Street, Room 666
                      Kansas City, Missouri 64105

                         Phone:  816-842-2430

              Common stock outstanding as of June 30, 2000
                      $1 par value; 254,871 shares


The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.


                            Yes [X]     No [ ]

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - June 30, 2000 and
             December 31, 1999

           Consolidated Statements of Earnings and Retained Earnings
             - Six months ended June 30, 2000 and 1999 three
               months ended June 30, 2000 and 1999

           Consolidated Statements of Comprehensive Income
             -Six months ended June 30, 2000 and 1999 and
              three months ended June 30, 2000 and 1999

           Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999

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

Consolidated Balance Sheets

June 30, 2000 and December 31, 1999

(amounts in unit dollars)

ASSETS                                          2000         1999

                                                __________   __________
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                   $  1,689,713    1,894,021
  Accounts receivable                                    0       42,000
  Securities maturing within one year,
   at amortized cost (note 2)                    3,981,983    7,469,944
  Notes receivable current                         16,0523        15,40
  Other                                             23,604       10,343
                                                __________   __________

Total current assets                             5,711,352    9,431,710

Equity securities, at fair value (note 2)        3,473,218    1,648,832
Notes receivable, noncurrent                        87,799      100,007
Other investments                                  100,002            0

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,581       25,620
  Equipment and leasehold improvements               1,303        1,303
                                                __________   __________

                                                 1,669,754    1,669,793

  Less accumulated depletion, depreciation
     and amortization                              578,824      578,225
                                                __________   __________

     Net coal deposits, real estate,
      equipment and leasehold improvements       1,090,930    1,091,568
                                                __________   __________

                                              $ 10,463,301   12,272,117



LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses       $     10,823       26,062
  Federal and state income taxes                    49,372       42,011
                                                __________   __________

Total current liabilities                           60,195       68,073

Deferred income taxes                              861,802      408,445

Stockholders' equity:
  Common stock of $1 par value; authorized
   500,000 shares; issued 376,688 shares           376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                              9,510,121    9,591,919
                                                __________   __________

                                                11,989,244   11,807,819


  Less cost of 121,817 shares in 2000 and
   23,905 in 1999 held in treasury              (3,993,059)    (716,166)
  Accumulated other comprehensive income,
   net of deferred taxes of $832,406 and
   $379,049 at June 30, 2000 and
   December 31, 1999                             1,545,895      703,946
                                                __________   __________

Total stockholders' equity                       9,541,304   11,795,599
                                                __________   __________

                                              $ 10,463,301   12,272,117


See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings and Retained Earnings

Six months ended June 30, 2000 and 1999 and three months ended June 30, 2000 and 1999
(Unaudited)

(amounts in unit dollars)


                                  Six months ended    Three months ended
                                      June 30,              June 30,
                                   2000      1999       2000      1999
                                _________ _________  _________ _________

Operating revenue:
  Coal royalties              $    25,443    27,309     24,328    24,892
  Oil and gas royalties           271,666   132,018    126,244    70,610
  Oil and other mineral lease
   rentals and bonuses             12,170    64,276      7,145    31,900
                                _________ _________  _________ _________

    Total operating revenue       309,279   223,603    157,717   127,402


General and administrative
  expenses                        277,189   304,108    160,314   110,411

    Operating income (loss)        32,090   (80,505)    (2,597)   16,991

Nonoperating income:
  Investment income               433,898   220,340    142,002   107,464
  Gain on sale of real estate       3,385         0          0         0
  Other                               557        45         48        40
                                _________ _________  _________ _________

    Total nonoperating income     437,840   220,385    142,050   107,504



    Earnings before income
     taxes                        469,930   139,880    139,453   124,495

Income taxes                      160,729    44,479     41,468    43,809
                                _________ _________  _________ _________

   Net earnings                   309,201     95,401    97,985     80,686


Retained earnings at
 beginning of period            9,799,931  9,591,919  9,883,371 9,606,634
Deduct cash dividends paid
 of $.50 per share in 2000
 and 1999                        (127,776)  (177,199)         0  (177,199)
                                _________  _________  _________ _________

Retained earnings at end
 of period                    $ 9,981,356  9,510,121  9,981,356 9,510,121

Earnings per share-
   basic and diluted          $      1.07       0.27       0.38      0.23

Weighted average number
 of shares of common
 stock outstanding                290,060    355,117    255,118   354,524


See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income
Six months ended June 30, 2000 and 1999
three months ended June 30, 2000 and 1999
(Unaudited)

(amounts in unit dollars)

                                  Six months ended     Three months ended
                                      June 30,               June 30,
                                   2000      1999        2000      1999
                                _________ _________   _________ _________

Net earnings                $     309,201    95,401      97,985    80,686
                                _________ _________   _________ _________


Other comprehensive income:
 Realized gains and unrealized
  appreciation on investments   1,525,584   441,794     891,902   333,022
 Income taxes                    (533,954) (154,628)   (312,165) (116,558)
                                _________ _________   _________ _________


    Realized gains and
     unrealized appreciation
     on investments, net          991,630   287,166     579,737   216,464

Less:
 Realized investment gains
  included in net
  earnings                       (230,278)   (6,356)    (52,990)   (2,129)

 Income taxes                      80,597     2,225      18,546       745
                                _________ _________   _________ _________

                                 (149,681)   (4,131)    (34,444)   (1,384)

                                  841,949   283,035     545,293   215,080

    Comprehensive income       $1,151,150   376,436     643,278   295,766


See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Six months ended June 30, 2000 and 1999
(Unaudited)

(amounts in unit dollars)


                                                   2000         1999
                                                 _________    _________

Cash flows from operating activities:
  Net earnings                                $    309,201       95,401
  Adjustments to reconcile net earnings to
   net cash used in operating activities:
    Depletion, depreciation
       and amortization                                599         623
    Amortization of premiums and
     discounts of securities, net                 (148,894)    (178,125)
    Gain on sales of real estate                    (3,385)           0
    Gain on sales of equity securities            (230,278)      (6,356)
    Changes in assets and liabilities:
      Accounts receivable and other assets          28,739        2,777
      Deferred oil lease bonus                           0      (48,679)
      Accounts payable and accrued expenses        (15,239)       7,953
      Federal and state income taxes payable         7,361       78,267
                                                 _________    _________

   Total adjustments                              (361,097)    (143,540)

   Net cash used in
     operating activities                          (51,896)     (48,139)

Cash flows from investing activities:
  Proceeds from note receivable                     11,558        9,220
  Proceeds from matured/called investment
   debt securities                              14,972,217   15,500,000
  Purchases of investment debt securities      (11,335,425) (15,296,307)
  Proceeds from sales of land                        3,424            0
  Purchases of equity securities                  (671,792)      (8,263)
  Proceeds from sales of equity securities         373,053       22,713
  Purchase of other investments                   (100,002)           0
                                                 _________    _________

   Net cash provided by
    investing activities                         3,253,033      227,363

Cash flows from financing activities:
  Purchase of treasury stock                    (3,277,669)     (49,427)
  Payment of dividends                            (127,776)    (177,199)
                                                 _________     ________

   Net cash used in financing activities        (3,405,445)    (226,626)

   Net decrease in cash and
    cash equivalents                              (204,308)     (47,402)

Cash and cash equivalents,
 beginning of year                               1,894,021    1,606,992

Cash and cash equivalents,
 end of period                                $  1,689,713    1,559,590


See accompanying notes to consolidated financial statements.


CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

June 30, 2000

Note (1) Basis of Presentation:

In the opinion of Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the three months ended June 30, 2000 and 1999.

Note (2) Investment Securities:

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at June 30, 2000 and December 31, 1999 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
June 30, 2000           cost        gains       losses      value
__________________      __________  __________  __________  __________

Held-to-maturity:
  U. S. government
   securities         $  3,981,983           0       (647)   3,981,336

Available-for-sale:
  Equity securities   $  1,094,917   2,452,133    (73,832)   3,473,218



December 31, 1999
_________________

Held-to-maturity:
  U. S. government
   securities         $  7,469,944           0       (544)   7,469,400

Available-for-sale:
  Equity securities   $    565,837   1,097,631    (14,636)   1,648,832


Investment income consists of the following for each of the periods ended June 30:



                                   Six months ended    Three months ended
                                        June 30,             June 30,
                                     2000      1999       2000      1999
                                  ________   _______     _______  _______

Realized gains on sales
 of equity securities            $ 230,278     6,356      52,990    2,129
Interest Income                    195,685   208,539      84,442  102,495
Dividend Income                      7,935     5,445       4,570    2,840
                                  ________   _______     _______  _______

                                 $ 433,898   220,340     142,002  107,464



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

Note (3) Dividends

During the quarter ended March 31, 2000, the Company's Board of
Directors declared a $.50 dividend per share which was paid on May 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial condition of the Registrant continued very strong through the end of the first six months of 2000. The liquidity of the Registrant continues to be high as is evidenced by a favorable ratio of current assets to current liabilities and the fact that a significant portion of the Registrant's net worth is represented by liquid assets. During the first quarter of 2000, the Registrant consummated the resolution of litigation and other disputes with former Director Beekman Winthrop and other Stockholders, as described in detail in Item 1 of Part II of Form 10-Q for the quarter ended March 31, 2000, pursuant to an Agreement of Settlement and Release executed by all parties, including the Registrant, on February 29, 2000. The terms of the settlement included the purchase by the Registrant of all stock in the Registrant owned by the plaintiffs, totaling 97,231 shares for a purchase price of $33.50 per share, or aggregate consideration of $3,257,238.50 which the Board of Directors of the Registrant, after careful consideration, concluded was a fair price under the circumstances based upon a review of the Registrant's financial condition and considering the costs and risks of continued litigation.
The source of the funds used was available liquid assets of the Registrant previously invested in U.S. Government Agency obligations. The liquidity of the Registrant is somewhat reduced as a result of this transaction, but overall the Registrant continues to enjoy very high liquidity with current assets still greatly exceeding current liabilities, and a significant portion of its net worth being represented by liquid assets.

Total operating revenue was up approximately 38% in the first six months of 2000 over the first six months of 1999, and up approximately 24% in the second quarter of 2000 over the second quarter of 1999. In both cases, the increases were due primarily to substantially increased revenues from oil and gas royalties. The increases in each current period under comparison were due to material increases in the price of oil during the current periods over the prior periods, coupled with increased production. Revenue from oil and other mineral lease rentals and bonuses was down in the first six months of 2000 from the first six months of 1999, and also down in the second quarter of 2000 from the second quarter of 1999, in both cases because there were fewer new leases made in the current periods with income recognizable in those periods.

Non-operating income was up substantially in the first six months of 2000 over the first six months of 1999, and also in the second quarter of 2000 over the second quarter of 1999 due primarily to increased investment income resulting from increased capital gains realized on sales of equity securities during the current periods and somewhat higher rates of return on temporary fixed income investments during the current period partially offset by the reduced size of the portfolio of fixed income investments during the current periods, due to the sizeable redemption of treasury stock described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

General and administrative expenses were down in the first six months of 2000 from the first six months of 1999, while having increased somewhat in the second quarter of 2000 over the second quarter of 1999. The expenses were lower in the current six month period because there were higher expenses in the earlier six month period due to significant fees paid to outside service providers, particularly to financial advisers and appraisers of the Registrant's real estate and mineral assets. The higher expenses in the current quarter reflect increased legal fees and accounting expenses during the current quarter, compared to the second quarter of 1999.

Income taxes were higher in the first six months of 2000 from the first six months of 1999 as a result of substantially higher earnings before income taxes.

There was a decrease in cash and cash equivalents in both the first six months of 2000 and the first six months of 1999, but the decrease was greater in the current period. The greater decrease in the current period reflects differences in cash provided by investment activities, specifically differences in the amount of proceeds from sale of equities during each such period, differences in the amount of proceeds from matured/called investment debt securities which were reinvested, and the purchase of other investments during the current period, somewhat offset by higher net earnings before income taxes in the current period and decreased deferred oil lease bonuses in the current period. There was a significant cash expenditure in the first quarter of 2000 with respect to the treasury stock purchase described above, offset by proceeds from the sale of investment debt securities.
Cash used in payment of dividends was greater in the 1999 period than in the 2000 period even though the per share amount of the dividends were the same because there were fewer shares outstanding in the 2000 period due to the redemption of treasury stock described above.

During the first quarter of 2000, the Registrant's Board of Directors declared a semi-annual dividend of $0.50 per share which was paid
May 1, 2000. A dividend of the same amount was paid on June 1, 1999.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June, 1998. SFAS No. 133 standardizes the accounting for derivative instruments. Under the statement, entities are required to carry all derivative instruments in the statement of financial condition at fair value. The Registrant is required to adopt SFAS No. 133, as amended by SFAS No. 138, by January 1, 2001. On adoption, the provisions of SFAS No. 133 will not have a material impact on its financial position or results of operations.

As contemplated in prior reports, the Registrant has not experienced any systems interruptions of its operations or the operations of third parties with which it does business affecting the Registrant's operations from the commencement of the year 2000 with respect to the utilization of existing computer application software programs and operating systems.

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

The Registrant's exposure to market risk for changes in interest rates relates solely to its fixed income portfolio which consists of
U. S. Government Agency securities. All such securities have original maturities of less than one year. The Registrant does not use derivative financial instruments to hedge interest rates on its fixed income investment securities.

The Registrant's exposure to market risk for changes in equity security prices relates solely to its marketable equity investment portfolio which consists primarily of common stocks of domestic, publicly held enterprises. The Registrant periodically enters into equity option contracts on a limited basis primarily relating to marketable equity securities held in its investment portfolio. At June 30, 2000 the Registrant held 105 option contracts with a short position relating primarily to marketable equity securities held by it. The fair value of option contracts at June 30, 2000 was approximately $23,950.

The Registrant's exposure to market risk for changes in commodity prices relates to changes in the prices of coal, oil, and natural gas, and the effect thereof on its royalties and rentals relating to coal deposits and mineral rights, as is discussed in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part 1, Item 2 of this report. The Registrant does not use derivative commodity instruments to hedge its commodity risk exposures

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of  Security Holders - Attached

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

PART II, ITEM 4. - SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

The following meeting of Stockholders was held during the second quarter of 2000, the quarter to which this report pertains.

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

PART II, ITEM 4. - SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS, Continued

At the same meeting, the Stockholder approved the appointment of the accounting firm KPMG LLP as independent public accountants to examine the financial statements of the Registrant for the year ending
December 31, 2000 and to perform other appropriate accounting services.
The owners of 228,837 shares cast their votes in favor of that appointment, the votes of 122 shares were cast against it, and the holders of 730 shares abstained.

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


Date:   August 15, 2000
        ____________________________

By:     /s/ Gary J. Pennington
        ____________________________
            Gary J. Pennington,
            Assistant Treasurer-
         General Manager, Principal
      Financial and Accounting Officer



Date:   August 15, 2000
        ____________________________

By:     /s/   Phelps M. Wood
        ____________________________
              Phelps M. Wood
              President