Form 10-Q
period 2000-09-30
CENTRAL COAL & COKE CORP
filed 2000-11-13
CIK 18605

Form 1O-Q



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended September 30, 2000


                     Commission File No. 0-1392


          Central Coal & Coke Corporation and Subsidiaries
      Incorporated in State of Delaware IRS Number:  44-0195290
                    127 West 10th Street, Room 666
                      Kansas City, Missouri 64105



                         Phone:  816-842-2430



              Common stock outstanding as of September 30, 2000
                      $1 par value; 253,707 shares



The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets
             - September 30, 2000 and December 31, 1999

           Consolidated Statements of Earnings and Retained Earnings
             - Nine and three months ended September 30, 2000 and 1999

           Consolidated Statements of Comprehensive Income
             - Nine and three months ended September 30, 2000 and 1999

           Consolidated Statements of Cash Flows
             - Nine months ended September 30, 2000 and 1999

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

Consolidated Balance Sheets

September 30, 2000 and December 31, 1999

(amounts in unit dollars)
ASSETS                                          2000         1999
                                                __________   __________
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                   $  2,075,400    1,894,021
  Accounts receivable                                   -        22,500
  Securities maturing within one year,
   at amortized cost (note 2)                    3,946,730    7,469,944

Notes receivable, current                           16,052       15,402
Other                                               16,349       10,343
                                                __________   __________
Total current assets                             6,054,531    9,431,710

Equity securities, at fair value (note 2)        2,917,899    1,648,832
Notes receivable, noncurrent                        87,799      100,007
Other Investments                                  100,002           -

Coal deposits, real estate, equipment,
 and leasehold improvements:
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,581       25,620
  Equipment and leasehold improvements               1,303        1,303
                                                __________   __________
                                                 1,669,754    1,669,793
  Less accumulated depletion, depreciation,
     and amortization                              579,401      578,225
                                                __________   __________
     Net coal deposits, real estate,
      equipment, and leasehold improvements      1,090,353    1,091,568

                                                __________   __________
     Total assets                             $ 10,250,584   12,272,117


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses       $     23,281       26,062
  Federal and state income taxes                   175,155       42,011
                                                __________   __________
Total current liabilities                          198,436       68,073

Deferred income taxes                              627,148      408,445

Stockholders' equity:
  Common stock of $1 par value; 500,000 shares
   authorized, 376,688 shares issued               376,688      376,688
  Additional capital                             1,631,200    1,631,200
  Retained earnings                             10,334,899    9,799,931
                                                __________   __________
                                                12,342,787   11,807,819

  Less cost of 122,981 shares in 2000 and
   23,905 in 1999 held in treasury              (4,027,895)    (716,166)
  Accumulated other comprehensive income, net
   of deferred taxes of $597,752 at
   September 30, 2000 and $379,049 at
   December 31, 1999                             1,110,108      703,946
                                                __________   __________
Total stockholders' equity                       9,425,000   11,759,599
                                                __________   __________
Total liabilities and stockholders' equity    $ 10,250,584   12,272,117

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings and Retained Earnings

Nine months ended September 30, 2000 and 1999 and three months ended September 30, 2000 and 1999
(Unaudited)


(amounts in unit dollars)
                                 Nine months ended   Three months ended
                                    September 30,        September 30,
                                   2000      1999       2000      1999
                                _________ _________  _________ _________
Operating revenue:
  Coal royalties              $    49,127    50,551     23,684    23,242
  Oil and gas royalties           425,013   249,475    153,347   117,457
  Oil and other mineral lease
   rentals and bonuses             43,782    99,152     31,612    34,876
                                _________ _________  _________ _________
    Total operating revenue       517,922   399,178    208,643   175,575

General and administrative
  expenses                        398,219   485,876    121,030   181,768


    Operating income (loss)       119,703   (86,698)    87,613    (6,193)


Nonoperating income:
  Investment income (note 2)      908,519   417,904    474,621   197,564
  Gain on sales of real estate      3,385    24,207         -     24,207
  Other                               601        54         44         9
                                _________ _________  _________ _________
    Total nonoperating income     912,505   442,165    474,665   221,780

    Earnings from continuing
     operations before income
     taxes                       1,032,208  335,467    562,278   215,587

Income taxes                      369,464   120,500    208,735    76,021
                                _________ _________  _________ _________

   Net earnings                   662,744   234,967   353,543   139,566

Retained earnings at
 beginning of period            9,799,931 9,591,919  9,981,356 9,510,121
Deduct cash dividends declared
 of $.50 per share in 2000
 and 1999                        (127,776) (177,199)         0         0
                                _________ _________  _________ _________
Retained earnings at end
 of period                    $10,334,899 9,649,687 10,334,899 9,649,687

Earnings per share-
   basic and diluted          $      2.38      0.66       1.39      0.39

Weighted average number
 of shares of common
 stock outstanding                278,341   354,874    255,157   354,398

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income
(Unaudited)

Nine months ended September 30, 2000 and 1999
three months ended September 30, 2000 and 1999


(amounts in unit dollars)

                                 Nine months ended     Three months ended
                                    September 30,         September 30,
                                   2000      1999        2000      1999
                                _________ _________   _________ _________

Net earnings                $     662,744   234,967     353,543   139,566
                                _________ _________   _________ _________

Other comprehensive income:
 Realized gains and unrealized
  appreciation on investments   1,238,193   346,849    (288,391)  (94,945)
 Income taxes                    (433,367) (121,398)    100,397    35,230
                                _________ _________   _________ _________

    Realized gains and
     unrealized appreciation
     on investments, net          804,826  255,451     (187,994)  (59,715)

Less:
 Realized investment gains
  included in net earnings       (613,328)  (91,213)   (383,050)  (84,857)
 Income taxes                     214,665    31,925     134,067    27,700
                                _________ _________   _________ _________

                                 (398,663)  (59,288)   (248,983)  (57,157)
                                _________  ________   _________ _________

                                  406,163   166,163    (436,977) (116,872)
                                _________  ________   _________ _________

  Comprehensive income (loss) $ 1,068,907   401,130     (83,434)   22,694

See accompanying notes to consolidated financial statements.



CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Nine months ended September 30, 2000 and 1999
(Unaudited)


(amounts in unit dollars)
                                                   2000         1999
                                                 _________    _________
Cash flows from operating activities:
  Net earnings                                $    662,744      234,967

  Adjustments to reconcile net earnings to
   net cash provided by (used in) operating
   activities:
    Depletion, depreciation,
       and amortization                              1,177        1,194
    Amortization of premiums and
     discounts of securities, net                 (213,364)    (272,553)
    Gain on sales of real estate                    (3,385)     (24,207)
    Gain on sales of equity securities            (613,328)     (91,213)
    Changes in assets and liabilities:
      Accounts receivable and other assets          35,994        9,731
      Deferred oil lease bonus                          -       (73,018)
      Accounts payable and accrued expenses         (2,781)      16,607
      Federal and state income taxes payable       133,144      129,288
                                                 __________    _________
   Total adjustments                              (662,543)    (304,171)
   Net cash provided by (used in)
     operating activities                              201      (69,204)

Cash flows from investing activities:
  Proceeds from note receivable                     11,558        9,220
  Proceeds from matured/called investment
   debt securities                              22,972,217   23,000,000
  Purchases of investment debt securities      (19,235,702) (22,719,808)
  Proceeds from sales of land                        3,424       24,501
  Purchases of equity securities                  (921,058)     (40,743)
  Proceeds from sales of equity
   securities                                      890,246      269,232
  Purchase of other investments                   (100,002)          -
                                                 _________    _________

   Net cash provided by
    investing activities                         3,620,683      542,402
                                                 _________    _________

Cash flows from financing activities:
  Purchase of treasury stock                    (3,311,729)     (49,427)
  Payment of dividends                            (127,776)    (177,199)
                                                 _________    _________

   Net cash used in financing activities        (3,439,505)    (226,626)
                                                 _________    _________
   Net increase in cash and
    cash equivalents                               181,379      246,572

Cash and cash equivalents,
 beginning of year                               1,894,021    1,606,992
                                                 _________    _________
Cash and cash equivalents,
 end of period                                $  2,075,400    1,853,564

See accompanying notes to consolidated financial statements.

CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

September 30, 2000

Note (1) Basis of Presentation

In the opinion of the Central Coal & Coke Corporation (the
Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the periods ended
September 30, 2000 and 1999.

Oil Lease Bonuses

Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at September 30, 2000 and December 31, 1999 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
September 30, 2000       cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  3,946,730           0       (774)   3,945,956

Available-for-sale:
  Equity securities   $  1,210,039   1,788,020    (80,160)   2,917,899

December 31, 1999
_________________
Held-to-maturity:
  U. S. government
   securities         $  7,469,944           0       (544)   7,469,400

Available-for-sale:
  Equity securities   $    565,837   1,097,631    (14,636)   1,648,832


Investment income consists of the following for each of the periods ended September 30:



                                  Nine months ended     Three months ended
                                     September 30,         September 30,
                                   2000       1999        2000     1999
                                  ________   _______     _______  _______

Realized gains on sales
 of equity securities            $ 613,328    91,213     383,050   84,857
Interest Income                    282,512   318,406      86,827  109,867
Dividend Income                     12,679     8,285       4,744    2,840
                                   ________   _______     _______  _______
                                 $ 908,519   417,904     474,621  197,564



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The financial condition of the Registrant continued very strong through the end of the first nine months of 2000. The liquidity of the Registrant continues to be high as is evidenced by a favorable ratio of current assets to current liabilities and the fact that a significant portion of the Registrant's net worth is represented by liquid assets. During the first quarter of 2000, the Registrant consummated the resolution of litigation and other disputes with former Director Beekman Winthrop and other Stock in detail in Item 1 of Part II of Form 10-Q for the quarter ended
March 31, 2000, pursuant to an Agreement of Settlement and Release executed by all parties, including the Registrant, on February 29, 2000. The terms of the settlement included the purchase by the Registrant of all stock in the Registrant owned by the plaintiffs, totaling 97,231 shares for a purchase price of $33.50 per share, or aggregate consideration of $3,257,238.50 which the Board of Directors of the Registrant, after careful consideration, concluded was a fair price under the circumstances based upon a review of the Registrant's financial condition and considering the costs and risks of continued litigation. The source of the funds used was available liquid assets of the Registrant previously invested in U.S. Government Agency obligation. The liquidty of the Registrant is somewhat reduced as a result of this transacation,but overall the Registrant continues to enjoy very high liqudity with current assets still greatly exceding current liabilities, and a significant portion of its net worth being represented by liquid assets.


Total operating revenue was up approximately 30% in the first nine months of 2000 over the first nine months of 1999, and up approximately 19% in the third quarter of 2000 over the third quarter of 1999. In both cases the increases were due primarily to substantially increased revenues from oil and gas royalties. The increases in each current period under comparison were due to material increases in the price of oil during the current periods over the prior periods, coupled with increased production. Revenue from oil and other mineral lease rentals and bonuses was down materially in the first nine months of 2000 from the first nine months of 1999, and down slightly in the third quarter of 2000 from the third quarter of 1999, in both cases because there were fewer new leases made in the current periods with income recognizable in those periods.

Non-operating income was up substantially in the first nine months of 2000 over the first nine months of 1999, and also in the third quarter of 2000 over the third quarter of 1999 due primarily to increased investment income resulting from increased capital gains realized on sales of equity securities during the current periods and somewhat higher rates of return on temporary fixed income investments during the current period partially offset by the reduced size of the portfolio of fixed income investments due to the sizeable redemption of treasury stock described above. The increase in the current periods was also partially offset by decreased gain on sales of real estate which occurred because of less excess surface land being sold in the current periods.

General and administrative expenses were down materially in the first nine months of 2000 from the first nine months of 1999, and also down in the third quarter of 2000 from the third quarter of 1999. The expenses were lower in the current periods because there were higher expenses in the earlier periods due to significant fees paid to outside service providers, particularly legal fees in connection with the litigation resulting in the stock redemption described above and also fees paid to financial advisers and appraisers of Registrant's real estate and mineral assets.

Income taxes were higher in the first nine months of 2000 from the first nine months of 1999 as a result of substantially higher earnings before income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

There was a net increase in cash and cash equivalents in both the first nine months of 2000 and the first nine months of 1999, but the increase was greater in the prior period. The smaller increase in the current period reflects differences in cash provided by investment activities, specifically differences in the amount of proceeds from sale of equities during each such period, differences in the amount of proceeds from matured/called investment debt securities which were reinvested, the purchase of other investments during the current period, and decreased proceeds from sales of land, somewhat offset by significantly higher net earnings in the current period and decreased deferred oil lease bonuses in the current period. There was a significant cash expenditure in the first quarter of 2000 with respect to the treasury stock purchase described above, offset by proceeds from the sale of investment debt securities. Cash used in payment of dividends was greater in the 1999 period than in the 2000 period even though the per share amount of the dividends were the same because there were fewer shares outstanding in the 2000 period due to the redemption of treasury stock described above.

During the first quarter of 2000, the Registrant's Board of Directors declared a semi-annual dividend of $0.50 per share which was paid May 1, 2000. A dividend of the same amount was paid on June 1, 1999. The Board of Directors also declared a dividend of $1.25 per share payable November 20, 2000 to stockholders of record on October 20, 2000.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June, 1998. SFAS No. 133 standardizes the accounting for derivative instruments. Under the statement, entities are required to carry all derivative instruments in the statement of financial condition at fair value. The Registrant is required to adopt SFAS No. 133 as amended by January 1, 2001. On adoption, the provisions of SFAS No.
133 will not have a material impact on its financial position or results of operations.

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

The Registrant's exposure to market risk for changes in equity security prices relates solely to its marketable equity investment portfolio which consists primarily of common stocks of domestic, publicly held enterprises. The Registrant periodically enters into equity option contracts on a limited basis primarily relating to marketable equity securities held in its investment portfolio.
At September 30, 2000, the Registrant held 105 option contracts with a short position relating primarily to marketable equity securities held by it. The fair value of option contracts at September 30, 2000 was approximately $21,019.

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


Date:   November 13, 2000
        ____________________________

By:     /s/ Gary J. Pennington
        ____________________________

            Gary J. Pennington,
            Assistant Treasurer-
         General Manager, Principal
      Financial and Accounting Officer



Date:   November 13, 2000

        ____________________________

By:     /s/   Phelps M. Wood
        ____________________________

              Phelps M. Wood
              President