Form 10-K
period 2000-12-31
CENTRAL NATURAL RESOURCES INC
filed 2001-03-30
CIK 18605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                             __________________


                                  FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2000


                         Commission File No. 0-1392

                       CENTRAL NATURAL RESOURCES, INC.
            (Exact name of registrant as specified in its charter) (Formerly Central Coal & Coke Corporation-name change at December 31, 2000)

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (194,954 shares), as of March 19, 2001 was $3,119,264.

The number of shares outstanding of the issuer's only class of common stock as of March 19, 2001, is as follows:

             Common Stock ($1.00 Par Value) . . . . . . 503,924

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to security holders for fiscal year ended December 31, 2000, captioned "Selected Consolidated Financial Data," "Management's Discussion & Analysis of Financial Condition & Results of Operations" and range of bid and asked questions and dividends paid on common stock. (Part II)

     Definitive Proxy Statement furnished to security holders and the Securities and Exchange Commission on March 20, 2001, relative to the Annual Meeting of Stockholders to be held on April 19, 2001. (Part III)


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                  PART I

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

          Since the beginning of the fiscal year, there have been no bankruptcy, receivership or similar proceedings with respect to the registrant; there has been no material reclassification, merger or consolidation of the registrant; there has been no acquisition or disposition of any material amount of assets otherwise than in the ordinary course of business other than the acquisition of 97,231 shares of treasury stock (194,462 shares after giving effect to the stock dividend described in Note 12 to the accompanying financial statements) in connection with the settlement of disputes described more fully in Item 3 hereof. There has been no material change in the mode of conducting the business of the registrant, other than the change of a majority of Directors in 1999 as described in Item 3.

    (b) Financial Information about Industry Segments. During the year 2000, the registrant had one reportable segment which is identified as the Energy Business Segment. For the years prior to 2000 there was a second reportable segment, the Retail
Food Business Segment, which was discontinued in 1998.  See Note
8 to the accompanying financial statements for more detail as to the discontinuance of the Retail Food Business Segment and financial information with respect thereto. There were no separate segments of the registrant prior to 1993.

    (c) Narrative Description of Business. The one current business activity of the registrant consists of the management of its interests in real properties and as discussed above is now identified as the Energy Business Segment. Such real property nterests have been held and managed by registrant for lease to others for exploration and the extraction of coal and oil and gas and for surface use. From time to time sales of portions of such properties have been made. In 1997 the registrant sold approximately
88.17 acres of surface land in Macon County, Missouri for a gain of $37,309.50, and in 1998 sold approximately 196 acres of surface land in that county for a gain of $85,421.31, and in 1999 sold approximately 26 acres of surface land for a gain of $19,282.38, and in 2000 sold approximately 4.67 acres of surface land for a gain of $3,390.36. In 1998 the registrant sold approximately 41 acres of surface land in Sebastian County, Arkansas, for a gain of $19,923, in 1997 had sold 1.75 acres of surface land in that county for a gain of $800, in 1996 had sold 7.25 acres of surface land in that county for a gain of $6,050. Also sold in 1996 was 45 acres of real property in Pittsburg County, Oklahoma for $31,500, and in 1999 the registrant sold approximately 35 acres of surface land in that county for a gain of $24,207. In addition, in 1997 the registrant sold a waiver of surface rights on 7.21 acres of its Walker County, Texas property for $2,500. The properties owned at the end of the fiscal year are described in Item 2.

    During 1993 the registrant commenced a voluntary program of reforestation on reclaimed open pit coal mining property located in Arkansas and Oklahoma. The program was not federally or state mandated, but was undertaken to enhance the value of its real property and in furtherance of its concept of social responsibility. Some additional reforestation on its properties in Arkansas took place in 1997 on which the registrant spent approximately $1,100 during that year. There was no additional reforestation expense in 1998, 1999 or 2000. The financial impact upon the registrant, both in terms of short-term expenditures and future income should not be material.

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

    Royal Oil Company of Corpus Christi, Texas ("Royal Oil") is the lessee of a number of oil and gas leases covering properties of the registrant located in San Jacinto County, Texas. During 2000 Royal Oil paid to the registrant royalties on production under those leases aggregating approximately $365,961 which exceeds ten percent of the registrant's consolidated revenue.

    SEECO, Inc. of Fayetteville, Arkansas is the lessee of a number of oil and gas leases covering properties of the registrant located in Sebastian County, Arkansas. During 2000 SEECO paid the registrant royalties on production under those leases aggregating approximately $155,611.

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

    As to business intended to be done by the registrant, it has, during the last five years, investigated several new business opportunities, both in the Energy Business Segment and in other reportable business segments. After review of those new business opportunities, some were either rejected as not suitable for the registrant at the present time or taken off the market and others continue to be investigated by the registrant for possible acquisition. Management of the registrant continues to seek out and investigate such new business opportunities or expansion of existing leasing activities which could result in a more productive deployment of the registrant's assets in an effort to increase earnings.

    The total number of persons employed by the registrant itself, as of the end of the fiscal year, was 3.

    (d) Financial Information about Geographic Areas. The registrant does not engage in operations in foreign countries, nor are portions of sales or revenues derived from customers in foreign countries.

ITEM 2.  PROPERTIES

    (a) The principal physical properties of the registrant are whole or partial interests in approximately 64,000 acres of real property located in Arkansas, Louisiana, Texas, Kansas, Oklahoma and Missouri. Registrant's mineral reservation under the Sam Houston National Forest in Texas on an additional 76,000 acres expired on January 1, 1985, but was extended for a five-year period on about 6,280 acres with producing wells, which period expired January 1, 1990. Another 640 of these acres were lost on January 1, 1990, and an additional 1,623 of these acres were lost on January 1, 1995, leaving the registrant's rights in 4,017 remaining acres, which were due to expire January 1, 2000, unless extended. These properties were evaluated by the appropriate United States government agency to determine what portion of the acreage was in fact extended by production as of that date and what portion did expire and it appears that no material portion of that acreage failed to be extended by production. In later parts of this
Item 2 references are made to the ownership of "minerals." The registrant is the owner of all or part of the subsurface minerals on large portions of the properties involved, but the only minerals of primary interest to the registrant are coal, oil and gas.

    (1)  REAL PROPERTY INTERESTS IN THE STATE OF ARKANSAS.

         The registrant is the owner of approximately 1,658 acres in fee simple, of minerals underlying approximately 16,447 additional acres, and of a number of town lots in three small towns, all in Sebastian County, Arkansas, having sold approximately 7.25 acres in 1996, 1.75 acres in 1997, and 41 acres in 1998.

         Mineral interests underlying approximately 13,600 acres are under a coal lease to the assignee of Bethlehem Steel Corporation under the coal lease described in Item l(c).
An additional 30 acres of the registrant's Arkansas properties are currently being leased under a coal lease. Another 586 acres were leased in 1993 under two separate oil and gas leases (both to the same lessee) for 5-year terms, one of which expired in 1998 without any production, but the other of which commenced production during that year. In 1997 another 120 acres were leased for a 3-year term. Production commenced on this lease during 1999. In 1998 another 250 acres were leased under three separate oil and gas leases, each for a 3 year term. Production commenced on all three leases during 1999. In 2000, another 119 acres were leased for a 5-year term. As yet there is no production under this lease.

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

    (2)  REAL PROPERTY INTERESTS IN THE STATE OF TEXAS.

    The registrant was the owner of practically all of the mineral interests in approximately 90,551 acres located in the Texas counties of San Jacinto, Walker and Montgomery, of which approximately 82,674 acres were under a reservation (in a deed of December, 1935) which covered all oil, gas, sulphur and other minerals on, in, under or that may be produced from the lands for a period commencing with the date of the deed and ending on January 1, 1985, and provided further that if on said latter date minerals were being produced in paying quantities then the reservation would be extended for a five-year period as to an area of one square mile of which the well is the center and for subsequent extensions for additional five-year periods so long as paying operations are being conducted on the premises. The right to prospect for and mine and remove minerals was further limited by various requirements of the United States. As described in Item 2(a) above, this reservation expired on January 1, 1985, and the wells then producing on such properties permitted the registrant to retain until January 1, 1990, about 6,280 acres in the Mercy Field, West Mercy Field and Moroil Field and as of January 1, 1995, the registrant continued to retain approximately 4,017 of such acres, while production continues. The reservation was extended for an additional five-year term which ended January 1, 2000. As discussed in Item 2(a) above, the property was evaluated to determine what portion thereof the registrant is entitled to retain by production, and what portion thereof has expired, and it appears no material portion thereof expired.

    In addition to the wells still under production from the earlier leases, in 1997 one additional lease was made on 241.73 acres of registrant's Walker County, Texas property, and a producing well was drilled on this property during 1999. In year 2000 10 acres were leased for a 3-year term. As yet there is no production under this lease.

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

         In the year 2000, 710 acres were leased for a 3-year term. As yet there is no production from this lease. The registrant in the past has also rented the surface of portions of its lands in Kansas and Oklahoma, largely for agricultural purposes, under leases of not to exceed one year.



    (5)  REAL PROPERTY INTERESTS IN THE STATE OF MISSOURI.

    In Randolph and Macon Counties, Missouri, the registrant is the owner of approximately 44 acres in fee simple, (having sold 4 acres of surface land in 1995, approximately 88 acres of surface land in 1997, approximately 196 acres of surface land in 1998, and approximately 26 acres of surface land in 1999, and approximately 3 acres of surface land in year 2000) and of the minerals underlying 6,147 acres. Substantially all of the mineral ownership is described in the conveyances from which it arose as "coal" or "coal and other minerals." The properties involved were acquired by predecessor companies for the principal purpose of mining coal therefrom, and extensive mining was conducted thereon by the predecessors.

          The registrant has previously rented the surface of portions of its lands in Missouri, largely for agricultural purposes, under leases of not to exceed one year, but no such leases are in effect at this time.


   [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

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

         The shares voted for the alternative slate of Directors totaled 171,270 shares, except for Phelps M. Wood who received votes of 327,063 shares as he received votes cast in favor of the incumbent slate nominated by management as well as the alternative slate, while votes cast in favor of the incumbent slate nominated by management were 155,792 shares for Messrs, Noah, Pennington and Yarnevich and 155,793 shares for Mr. Winthrop. Cumulative voting was not permitted. (All references to shares in this Item 3(a) are NOT adjusted for the stock dividend of one share of common stock for each common share outstanding distributed February 13, 2001 as described in Note 12 to the accompanying financial statements.)

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

         On November 23, 1999 Dudley Winthrop, one of the plaintiffs and a Stockholder of the registrant, notified the registrant that he intended to present a resolution for consideration at the

Annual Meeting of Stockholders to be held in April, 2000, and requesting that it be included in the proxy materials for that meeting. The Board of Directors of the registrantsubsequently determined to oppose the resolution and recommend to the Stockholders that they vote against it.

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

As a result of the purchase of the plaintiffs' shares, as of March 7, 2000, there were 255,551 shares issued and outstanding (prior to the stock dividend described above).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Board of Directors of the registrant solicited written consents of the Stockholders pursuant to a Consent Statement filed with the Securities and Exchange Commission December 11, 2000 in accordance with Schedule 14A promulgated under the Securities Exchange Act of 1934. The record owners of 183,608 shares of common stock of the registrant-a majority of the outstanding shares-executed written consents which were delivered to the registrant on or before December 26, 2000. Pursuant to the consents, the "Amended and Restated Certificate of Incorporation of Central Coal & Coke Corporation" in the form attached hereto as
Exhibit 3(i)and
incorporated herein by this reference was approved.
The Amended and Restated Certificate of Incorporation was filed with the Secretary of State of Delaware on December 26, 2000, and became effective as of December 31, 2000. Among other changes effected by the filing of the Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, the corporate name of the registrant was changed from "Central Coal & Coke Corporation" to "Central Natural Resources, Inc." and the authorized number of shares have been increased to a total of 2,600,000, 2,500,000 shares of common stock of $1.00 par value and 100,000 shares of preferred stock of $1.00 par value.



                                 PART  II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

    (a) The common stock of the registrant is traded over the counter. The approximate number of stockholders as of March 19, 2001 was 400. The range of bid and asked quotations and the dividends paid on such securities for each quarterly period during the registrant's two most recent fiscal years as required by Item 201 of Regulation S-K is set forth on the inside back cover of the Annual Report as of December 31, 2000, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

    The Board of Directors of the registrant has expressed its current intention to continue paying a $0.25 per share quarterly dividend if the operating results and financial condition of the registrant continue to justify it.

         There have been no sales of either registered or unregistered securities by the registrant during the past three years

    (b) There have been no sales of either registered or unregistered securities by the registrant during the past three years.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is set forth under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" in the Annual Report as of December 31, 2000, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is set forth under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS" in the Annual Report as of December 31, 2000, furnished to the stockholders of the registrant, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information concerning quantitative and qualitative disclosures concerning market risk required by Item 305 of Regulation S-K is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 above of this report which is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required by this item are as follows:

     Consolidated Balance Sheets as of December 31, 2000 and 1999;

     Consolidated Statements of Earnings - Years ended December 31, 2000, 1999 and 1998;

     Consolidated Statements of Comprehensive Income - Years Ended December 31, 2000, 1999 and 1998;

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Cash Flows - Years ended
     December 31, 2000, 1999 and 1998;

     Notes to Consolidated Financial Statements

These financial statements are filed as a part of this report, beginning on page 31 hereof, and areincorporated herein by this reference.

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


	                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is set forth on pages
1 through 6 of registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934 on March
20, 2001, under the caption "ELECTION OF DIRECTORS", which portion of said definitive proxy statement is incorporated herein by this reference with the following corrections. The ages of both
Phelps M. Wood and Ray A. Infantino were incorrect. As of the date of filing of this report, Mr. Wood is 65 and Mr. Infantino is 64.

    In response to Item 405 of Securities and Exchange
Commission Regulation S-K, and as is disclosed in registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934, under the sub-caption "Section 16(a) Beneficial Ownership Reporting Compliance," which portion of said definitive proxy statement is incorporated herein by this reference, Mr. Phelps M. Wood as a result of an inquiry conducted by the Securities and Exchange Commission (S.E.C.) discovered that he had inadvertently made a number of filings late in prior years.
Mr. Wood, on April 20, 2001 consented to the entry of a Cease and Desist Order (the "Order") entered by the S.E.C. on April 12, 2000, without admitting or denying the matters therein in which it was acknowledged that he failed to timely file a Form 3 reporting his holdings of the registrant for a period of two weeks, failed to file timely for periods ranging from one week to more than nineteen years and five months twenty-three Forms 4, and failed to file timely for periods of eleven months and two weeks and three years and eleven months two Forms 5. The Order requires Mr. Wood to cease and desist from committing or causing any violations of and committing or causing, any future violations of, Section 13(d) and 16(a) of the Exchange Act and Rules 13d-1, 13d-2, 16a-2 and 16a-3 promulgated thereunder. The registrant, at the time of filing of this FORM 10-K, has reviewed the information necessary to ascertain, and has determined that, other than as to Mr. Phelps M. Wood's late filings described above,
Item 405 disclosure is not expected to be contained in this
Part III of FORM 10-K or incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is set forth on page 4 of registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934 filed March 20, 2001, under the caption "ELECTION OF DIRECTORS", which portion of said definitive proxy statement is incorporated herein by this reference.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth on pages 1 through 5 of registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934, under the caption "ELECTION OF DIRECTORS," which portion of said definitive proxy statement is incorporated herein by this reference.


	[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                         PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

     1.   Independent Auditors' Report

     2.   Consolidated Financial Statements:

             Consolidated Balance Sheets as of December 31, 2000 and 1999

             Consolidated Statements of Earnings - Years ended December 31, 2000, 1999 and 1998

             Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998

             Consolidated Statements of Comprehensive Income - Years ended December 31, 2000, 1999 and 1998

             Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

             Notes to Consolidated Financial Statements

     3.   Consolidated Financial Statement Schedules:

          All schedules are omitted as none are currently required.

     4.   Exhibits:

          (3) (i) Amended and Restated Certificate of Incorporation.

          (3)(ii)Bylaws.

          (10) Material Contracts:

          (i)     Agreement of Settlement and Release dated
          February 29, 2000 is incorporated by reference to
          Exhibit 10(i) to the Annual Report on Form 10-K for the registrant for the fiscal year ended
          December 31, 1999.


          (iii)(A) Central Coal & Coke Corporation's Directors Non-Qualified Stock Option Plan is incorporated herein by reference to Exhibit (10)(iii)(A) to the Annual Report on Form 10-K for the registrant for the fiscal year ended December 31, 1994. This Plan was approved by the registrant's stockholders at the Annual Meeting held April 19, 1995, and is discussed in the Definitive Proxy Statement for that meeting previously filed with the Commission and in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held
          April 19, 2001, previously filed with the Commission.

          (iv) Central Natural Resources, Inc. 2001 Stock Incentive Plan approved by the Board of Directors February 7, 2001 and submitted to Stockholders for approval at the Annual Meeting of Stockholders to be held April 19, 2001. This Plan is discussed in the Definitive Proxy Statement for that meeting and was filed with the Commission with that Proxy Statement and is incorporated herein by this reference.

          (13) Portions of the Annual Report to security holders for year ended December 31, 2000 captioned "Selected Consolidated Financial Data,"
          "Management's Discussion and Analysis of Financial Condition & Results of Operations" and range of bid and asked quotations and dividends paid on common stock.

          (21) Subsidiaries of the registrant

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report, but a Form 8-K was filed January 3, 2001 with respect to the approval by the Stockholders of the Amended and Restated Certificate of Incorporation described in Item 4 above of this report, which Amended and Restated Certificate of Incorporation was filed with the Secretary of State of Delaware effective December 31, 2000.

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

Date:  March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By    /s/ Phelps M. Wood
                                         ________________________________
                                         Phelps M. Wood, President
                                         Principal Executive Officer
Date: March 29, 2001


                                           /s/ Gary J. Pennington
                                         ________________________________
                                         Gary J. Pennington
                                         General Manager, Principal
                                         Financial Officer, and
Date: March 29, 2001                     Principal Accounting Officer


                                     By    /s/ Bruce L. Franke
                                         ________________________________
                                         Bruce L Franke, Director
Date: March 29, 2001


                                     By    /s/ Ray A. Infantino
                                         ________________________________
                                         Ray A. Infantino, Director
Date: March 29, 2001


                                     By    /s/ Patrick J. Moran
                                         ________________________________
                                         Patrick J. Moran, Director

Date: March 29, 2001


                                     By    /s/ James R. Ukropina
                                         ________________________________
                                         James R. Ukropina, Director
Date: March 29, 2001


                                     By    /s/ Phelps C.Wood
                                         ________________________________
                                         Phelps C. Wood, Director
Date: March 29, 2001


                                     By    /s/ Phelps M. Wood
                                         ________________________________
                                         Phelps M. Wood, Director

               CENTRAL COAL & COKE CORPORATION AND SUBSIDIARIES
                            KANSAS CITY, MISSOURI


                              Table of Contents


                                                                         Page

Independent Auditors' Report                                               31

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 2000 and 1999           32

    Consolidated Statements of Earnings - years ended December 31, 2000,
       1999 and 1998                                                       34

    Consolidated Statements of Stockholders' Equity - years ended December
       31, 2000, 1999 and 1998                                             35

    Consolidated Statements of Comprehensive Income - years ended December
       31, 2000, 1999 and 1998                                             36

    Consolidated Statements of Cash Flows - years ended December 31, 2000,
       1999 and 1998                                                       37

    Notes to Consolidated Financial Statements                             38

                        INDEPENDENT AUDITORS' REPORT



The Board of Directors
Central Natural Resources, Inc. and Subsidiaries:


We have audited the consolidated financial statements of Central Natural Resources, Inc. and subsidiaries, as listed in the accompanying table of contents. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Natural Resources, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                       KPMG  LLP

Kansas City, Missouri
January 19, 2001, except as to note 12,which is as of February 13, 2001


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

December 31, 2000 and 1999

(amounts in unit dollars)
ASSETS                                          2000         1999
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,748,510    1,894,021
  Accounts receivable                               22,500       42,000
  Securities maturing within one year,
   at amortized cost (note 2)                    3,970,189    7,469,944
  Notes receivable, current                         16,720       15,402
  Other                                             10,064       10,343
                                                __________   __________
Total current assets                             5,767,983    9,431,710

Equity securities, at fair value (note 2)        1,544,018    1,648,832
Notes receivable, noncurrent                        83,287      100,007
Other investments                                  100,002          -

Coal deposits, real estate, equipment
 and leasehold improvements (notes 3 and 4):
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,581       25,620
  Equipment and leasehold improvements               1,303        1,303
                                                __________   __________
                                                 1,669,754    1,669,793
  Less accumulated depletion, depreciation
   and amortization                                578,225      578,225
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements       1,089,213   1,091,568
                                                __________   __________
     Total assets                             $  8,584,503   12,272,117


CENTRAL NATURAL RESOURCES, INC. SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

December 31, 2000 and 1999

(amounts in unit dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses             10,946       26,062
  Federal and state income taxes                    62,525       42,011
                                                __________   __________
Total current liabilities                           73,471       68,073

Deferred income taxes (note 5)                     149,993      408,445

Stockholders' equity:
  Preferred stock of $1 par value; 100,000
   shares authorized; no shares issued                 -            -
  Common stock of $1 par value; 2,500,000 shares
   authorized; 503,924 and 753,376 shares
   issued in 2000 and 1999,                        503,924      753,376
  Additional capital                                   -      1,631,200
  Retained earnings                              7,639,660    9,423,243
  Less cost of 47,810 shares in 1999
   held in treasury                                    -       (716,166)
  Accumulated other comprehensive income,
   net of deferred taxes of $117,091 in 2000
   and $379,049 in 1999                            217,455      703,946
                                                __________   __________
Total stockholders' equity                       8,361,039  11,795,599

Commitments and contingencies (notes 3 and 6)
                                                __________   __________
Total liabilities and stockholders' equity    $  8,584,503   12,272,117

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES,INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings

Years ended December 31, 2000, 1999 and 1998


(amounts in unit dollars)
                                           2000      1999      1998
                                           _________ _________ _________
Operating revenue(note 8):
  Coal royalties (note 3)                $    94,628    97,122    97,402
  Oil and gas royalties                      592,229   395,262   366,505
  Oil and other mineral lease rentals
   and bonuses                                54,632   123,491   126,266
                                           _________ _________ _________
    Total operating revenue                  741,489   615,875   590,173

General and administrative
   expenses                                  522,082   572,096   284,797

    Operating income                         219,407    43,779   305,376

Nonoperating income:
  Investment income (note 2)               1,063,379   826,885   476,529
  Gain on sales of real estate                 3,385    43,489   105,345
  Other                                        5,700     3,166       482
                                           _________ _________ _________
    Total nonoperating income              1,072,464   873,540   582,356

    Earnings from continuing operations
     before income taxes                   1,291,871   917,319   887,732

Income taxes (note 5)                        435,290   266,309   298,759

    Earnings from continuing operations      856,581   651,010   588,973

Discontinued operations, net of income
 taxes (note 8)
  Loss from operations of discontinued
   food operations                                 -       -    (84,420)
  Gain on disposal of food operations              -       -     12,866
                                           _________ _________ _________
                                                   -       -    (71,554)


    Net earnings                             856,581  651,010   517,419

Earnings per share from continuing
 operations - basic and diluted          $      1.58     0.92      0.83

Loss per share from discontinued
 operations - basic and diluted          $         -        -     (0.10)

Earnings per share - basic and diluted   $      1.58     0.92      0.73

Weighted average number of shares of
 common stock outstanding - basic
 and diluted                                 543,528  709,470   713,160

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC.
KANSAS CITY, MISSOURI

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2000, 1999 and 1998


(amounts in unit dollars)


                                                     Accumulated
                                                        other
                Common Additional Retained  Treasury comprehensive
                stock   capital   earnings  stock      income    Total
                _______ _________ _________ _________  ________  __________

Balance,
 December
  31, 1997      753,376 1,631,200 8,876,110  (599,032)   230,438 10,892,092


Net earnings          0         0   517,419         0          0    517,419
Cash dividends
 ($0.25 per
 share)               0         0  (178,298)        0          0   (178,298)
Purchase of
 1,200 shares
 of common
 stock for
 treasury             0         0         0   (18,600)         0    (18,600)
Net unrealized
 appreciation
 on investments
 available-for-
 sale                 0         0         0         0     58,378     58,378

Balance,
 December
  31, 1998      753,376 1,631,200 9,215,231  (617,632)   288,816  11,270,991

Net earnings          0         0   651,010         0          0    651,010
Cash dividends
 ($.63 per
 share)               0         0  (442,998)        0          0   (442,998)
Purchase of
 6,424 shares
 of common
 stock for
 treasury             0         0         0   (98,534)         0    (98,534)
Net unrealized
 appreciation
 on investments
 available-for-
 sale                 0         0         0         0    415,130    415,130

Balance,
 December
  31, 1999       753,376 1,631,200 9,423,243  (716,166)   703,946 11,795,599

Net earnings          0         0   856,581         0          0    856,581
Cash dividends
 ($0.88 per
 share)               0         0  (442,753)        0          0   (442,753)
Purchase of
 205,642 shares
 of common
 stock for
 treasury             0         0         0 (3,422,087)        0 (3,422,085)
Proceeds from
 option exercised
 on 4000 shares       0         0         0     60,188         0     60,188
Net unrealized
 appreciation
 on investments
 available-for-
 sale                 0         0         0         0   (486,491)  (486,491)
Cancellation of
 249,452 shares
 of common
 stock for
 treasury     (249,452)(1,631,200)(2,197,411)4,078,063         0          0
Balance,
 December
  31, 2000      503,924        0  7,639,660         0    217,455  8,361,039

See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC.
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income

Years ended December 31, 2000, 1999 and 1998


(amounts in unit dollars)
                                   2000         1999         1998
                                   ___________  ___________  ___________

Net earnings                   $       856,581      651,010      517,419
                                   ___________  ___________  ___________

Other comprehensive income:
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                       (76,857)   1,011,444       88,649
 Income taxes                           26,900     (354,006)     (31,027)

       Realized gains and
  unrealized appreciation on
  investments, net                     (49,957)     657,438       57,622
                                   ___________  ___________  ___________


Less:
 Realized investment(gains)
   losses included in net
   earnings                           (671,590)    (372,782)       1,164
 Income taxes                          235,056      130,474         (408)
                                   ____________  ___________  ___________

                                      (436,534)   (2425,308)         756

                                      (486,491)     415,130       58,378



    Comprehensive income        $      370,090    1,066,140      575,797


See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INV.
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Years ended December 31, 2000, 1999 and 1998


(amounts in unit dollars)
                                   2000         1999         1998
                                   ___________  ___________  ___________
Cash flows from operating
 activities:
  Net earnings                   $     856,581      651,010      517,419

  Adjustments to reconcile net
   earnings to net cash provided by
   (used in)operating activities:
    Depletion, depreciation
     and amortization                    2,316        2,339        2,343
    Gain on disposal of food
     Operations                              0            0      (19,494)
    Gain on sales of real estate        (3,385)     (43,489)    (105,345)
    Loss (gain) on sales of equity
     securities                       (671,590)    (372,782)       1,164
    Amortization of premiums and
     discounts of securities, net     (277,727)    (375,264)    (404,007)
    Deferred income taxes                    0       (3,499)      87,497
    Changes in assets and
     liabilities:
      Accounts receivables and
       other assets                     19,779      (25,625)      (2,627)
      Accounts payable and accrued
       expenses                        (15,116)          95        9,005
      Deferred oil lease bonus               0      (97,357)      97,357
      Federal and state income
       taxes                            24,019       74,516      (59,025)

                                   ___________  ___________  ___________
 Net cash provided by
  (used in)operating
    activities                        (65,123)     (190,056)     124,287

Cash flows from investing
 activities:
  Proceeds from note receivable         15,402       12,465        7,126
  Proceeds from matured/called
   investment debt securities       26,972,217   30,500,000   30,000,000
  Purchases of investment debt
   securities                      (23,194,798) (30,120,627) (29,626,098)
  Proceeds from sales of land            3,424       44,000      107,330
  Purchases of equity securities    (1,314,348)    (188,578)    (477,099)
  Proceeds from sales of equity
   securities                        1,342,367      771,357      174,378
  Purchases of other investments      (100,002)           0            0
                                   ___________  ___________  ___________
Net cash provided by
 investing activities                3,724,262    1,018,617      185,637

Cash flows from financing
 Activities:
  Dividends paid                      (442,753)    (442,998)    (178,298)
  Purchase of common stock for
   treasury                         (3,422,085)     (98,534)     (18,600)
  Proceeds from exercised options       60,188            0            0
                                   ___________  ___________  ___________
Net cash used in financing
 activities                         (3,804,650)   (541,532)     (196,898)


   Net increase (decrease) in cash
      and cash equivalents            (145,511)     287,029      113,026

Cash and cash equivalents,
 beginning of year               $   1,894,021    1,606,992    1,493,966
Cash and cash equivalents,
 end of year                     $   1,748,510    1,894,021    1,606,992

Income taxes paid during year    $     375,700      229,440      197,400

See accompanying notes to consolidated financial statements.

CENTRAL NATURAL RESOURCES, INC.
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998


(1)  Summary of Significant Accounting Policies

     Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of Central Natural Resources, Inc. (the Company) and its two wholly owned subsidiaries. The Company's subsidiaries were engaged in the ownership and operation of a fast food bagel/delicatessen business, as described below. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective December 31, 2000, the corporate name was changed from Central Coal & Coke Corporation to Central Natural Resources, Inc.

     The Company's subsidiaries operated a fast food bagel/delicatessen business with four separate locations. A facility which previously had been operated in an area of San Diego, California was closed in March 1997. On July 1, 1998, the facility at State College, Pennsylvania was closed. As of September 1, 1998, the assets of the remaining two facilities located in Athens, Ohio and Columbus, Ohio were sold to an unrelated third party. As a result, the Company is no longer engaged in the food business and, accordingly, the accompanying consolidated 1998 financial statements present the Company's food operations as discontinued operations (see note 8).

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

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

     Coal Deposits, Real Estate, Equipment, and Leasehold Improvements

     Coal deposits, mineral rights, surface land, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the useful life of the asset are capitalized.

CENTRAL NATURAL RESOURCES, INC.
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2000, 1999, and 1998

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

CENTRAL NATURAL RESOURCES, INC.
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2000, 1999, and 1998


    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    Earnings and Dividends Per Share

    Effective December 31, 2000, the authorized number of shares were increased to a total of 2,600,000 shares, 2,500,000 shares of common stock of $1.00 par value, and 100,000 shares of preferred stock of $1.00 par value.

    The preferred stock authorization does not explicitly dictate the dividend amounts or preferences, liquidation preferences, voting rights, participation features, or other characteristics typical of preferred stock. This authorization is referred to as a blank check preferred, which at a later date the Board of Directors can approve the issuance of and, at that time, determine the specific characteristics of the preferred stock.

    Basic earnings per share are based on the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the year.

    Stock options are the only common stock equivalents, however, their effect was not dilutive in the calculation of earnings per share for the years ended December 31, 2000, 1999, and 1998. Dividends per share are based on the number of shares outstanding on the dividend dates of record.

    Comprehensive Income

    Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of stockholders' equity and comprehensive income.

    Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

CENTRAL NATURAL RESOURCES, INC.
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2000, 1999, and 1998

(2) Investment Securities

    The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at December 31, 2000 and 1999 are presented below. Substantially all equity securities represent common stocks of domestic corporations.


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
2000                    cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity-
  U. S. government
   agency securities  $ 3,970,189            0     (1,439)   3,968,750

Available-for-sale-
  Equity securities   $ 1,209,470      579,000   (244,452)   1,544,018

1999
_________________
Held-to-maturity-
  U. S. government
   agency securities  $ 7,469,944            0       (544)   7,469,400

Available-for-sale-
  Equity securities   $   565,837    1,097,631   ( 14,636)   1,648,832

At December 31, 2000 and 1999, all U. S. government and government agency securities mature within one year.

During the first quarter of 2000, the Company sold U. S. government agency securities classified as held-to-maturity to fund the purchase of Company stock (see note 10). The sales proceeds of $3,472,217 approximated the securities amortized cost.


Investment income consists of the following for each of the years ended December 31

                                    2000       1999        1998
                                    __________  __________  __________
Interest                           $  375,156     442,978     467,573
Dividends                              16,633      11,125      10,120
Gross gains on sales of equity
 securities                           773,868     399,578      50,214
Gross losses on sales of equity
 securities                          (102,278)    (26,796)    (51,378)
                                    __________  __________  __________
                                   $1,063,379     826,885     476,529

CENTRAL NATURAL RESOURCES, INC,
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2000, 1999, and 1998


(3) Coal Deposits

    The rights to 14,000 acres of coal deposits totaling approximately 84,000,000 tons of coal in place (of which from 50% to 90% could be expected to be recoverable) are leased under agreements which extend for periods of one to nine years. The agreements provide for minimum annual royalties of $90,000. Coal deposits aggregating approximately 92,000,000 tons in place with a net carrying value of approximately $710,000 at December 31, 2000 are not presently leased or producing coal in commercial quantities.

(4) Mineral Rights

    At December 31, 2000, the Company owns approximately 64,000 acres of mineral rights in Missouri, Kansas, Oklahoma, Arkansas, Louisiana, and Texas.

(5) Income Taxes

    Total income taxes for the years ended December 31, 2000, 1999, and 1998 were allocated as follows:

                                    2000        1999        1998
                                    __________  __________  __________
Continuing operations               $  435,290     266,309     298,759
Discontinued operations                      0           0     (42,551)
Stockholders' equity, for unrealized
 appreciation on
 equity securities                    (261,958)    223,531      31,435
                                    __________  __________  __________
                                    $  173,332     489,840     287,643

The components of income tax expense from contiuning operations are as follows:

                                 2000      1999      1998
                                 ________  ________  ________
Federal                        $  376,481   282,434   266,143
State                              58,809   (16,125)   32,616
                                 ________  ________  ________
Total                          $  435,290   266,309   298,759

Total income tax expense for 2000, 1999, and 1998 includes deferred income tax expense (benefit) of $3,506, $(3,859), and $87,497, respectively.

CENTRAL NATURAL RESOURCES, INC.
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2000, 1999, and 1998

Income tax expense relating to continuing operations has been provided at effective rates of 33.7%, 29.0%, and 33.7% for the years ended December 31, 2000, 1999, and 1998, respectively. The reasons for the difference between the effective tax rates and the corporate federal income tax rate of 34.0% are as follows:


                                          2000   1999   1998
                                          _____  _____  _____
Expected statutory tax rate               34.0%  34.0%  34.0%
State income taxes, net of federal
 income tax effect                         2.9   (1.2)   2.4
Depletion                                 (2.5)  (2.3)  (2.3)
Other, net                                (0.7)  (1.5)  (0.4)
                                          _____  _____  _____
Effective tax rate                        33.7%  29.0%  33.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

Deferred tax assets:                        2000      1999
                                            ________  ________
Writedown of coal deposits                 $  45,095    45,095
Coal development costs                        30,699    30,693
Land sales                                    12,919    12,946
Other                                          5,095     5,992
                                            ________  ________
                                              93,808    94,726

Less valuation allowance                     (45,095)  (45,095)
                                            ________  ________
Deferred tax assets                           48,713    49,631

Deferred tax  liabilities:
Depletion                                    (81,615)  (79,027)
Unrealized appreciation  on available-
 for-sale securities                        (117,091) (379,049)
                                            ________  ________
Deferred tax liabilities                    (198,706) (458,076)

Net deferred tax liability                $ (149,993) (408,445)

CENTRAL NATURAL RESOURCES, INC.
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2000, 1999, and 1998


(6) Operating Leases

    For 1998, the Company had an operating lease on a month-to-month basis for its administrative office in Kansas City, Missouri. In the fourth quarter of 1998, the Company entered into a five-year operating lease for that office space, which became effective January 1, 1999. The lease agreement includes the option to terminate the lease after three years and provides for annual rental payments of approximately $13,200 through 2003. In addition, the subsidiaries of the Company had operating leases for certain retail facilities through September 1, 1998, the date when the last two of the four facilities were disposed of. Rent expense amounted to $13,182, $13,155, and $69,763 for the years ended December 31, 2000,
    1999, and 1998, respectively.

(7) Disclosures About Fair Value of Financial Instruments

      Cash, cash equivalents, trade receivables, and trade payables - The carrying amount approximates fair value because of the short maturity of these financial instruments.

      Debt and equity securities - The fair values of debt and equity securities are based on quoted market prices. The fair value of debt and equity securities are disclosed in note 2.

(8) Segment/Discontinued Operations Information

    The Company had operated in two segments-energy and food. On
    September 1, 1998, the Company sold its remaining food operations for $135,000 and recorded a gain of $12,866 (net of applicable income taxes of $6,628). The food operations are presented as discontinued operations for 1998. As a result, the Company operates in only one segment. The energy segment consists of the leasing of real properties and mineral interests in the midwestern and southern United States. The Company has no foreign revenues. Coal royalties in 2000, 1999, and 1998 were received from two customers, with 95%, 92%, and 92% being received from the largest customer, respectively. Oil and mineral lease bonuses and rentals were received from four, four, and nine customers in 2000, 1999, and 1998, with 56%, 90%, and 76% being recognized from the largest customer, respectively. Oil and gas royalties were received from fourteen, twelve, and twelve customers in 2000, 1999, and 1998, with 62%, 62%, and 92%, being received from one customer, respectively.

CENTRAL NATURAL RESOURCES, INC.
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2000, 1999, and 1998

The loss from the Company's discontinued food business is comprised of the following for the years ended
December 31, 1998:


                              _________
Revenues                    $   409,143
Cost of food sales              172,630
                              _________

    Gross margin                236,513
                              _________

Food operations expense:
  Salaries and wages            145,968
  Occupancy expense              59,445
  Depreciation and
   amortization expense          39,140
  Utility expense                22,630
  Other expenses                102,569
                              _________
                                369,752

    Loss from food operations
     before income taxes       (133,239)

Income tax benefit               48,819

    Loss from food
     Operations             $   (84,420)
                              __________


(9) Stock Option Plan

    In April 1995, the Company adopted a nonqualified stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to directors in lieu of cash compensation. The Plan authorizes grants of options to purchase up to 50,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have a term of ten years and vest and become fully exercisable six months after the date of grant.

CENTRAL NATURAL RESOURCES, INC.
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2000, 1999, and 1998


A summary of incentive stock option activity during 2000, 1999, and 1998 is as follows:



                                           Year Ended
                            2000              1999              1998
                               Weighted          Weighted          Weighted
                               average           average           average
                               exercise          exercise          exercise
                      Options  price    Options  price    Options  price

Options outstanding,
 beginning of period   4,000  $15.05    20,000   15.18    15,000   15.00
Granted                6,000   17.00         0       0     5,000   15.69
Exercised             (4,000)  15.05         0       0         0       0
Forfeited                  0       0    16,000   15.18         0       0
                       -----             -----             -----

Options outstanding,
  end of period        6,000   17.00     4,000   15.05    20,000   15.18

Options exercisable
  end of period        6,000   17.00     4,000   15.05    20,000   15.18

Exercise prices for all options outstanding as of December 31, 2000 were $17.00. The per share weighted average fair value of stock options granted during 2000 and 1998 was $1.74 and $1.79, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 2000-expected dividend yield of 6.08%, expected volatility of 20.07%, risk-free interest rate of 5.75%, and an expected life of five years; 1999- expected dividend yield of 6.0%, expected volatility of 15.00%, risk-free interest rate of 5.66%, and an expected life of five years; 1998-expected dividend yield of 1.60%, expected volatility of 8.0%, risk-free interest rate of 4.25%, and an expected life of five years.

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


                                  2000        1999        1998
                                  __________  __________  __________
         Net Earnings:
           As reported          $    856,581     651,010     517,419

           Pro forma                 849,784     646,000     511,573

         Earnings per share:
          Basic and diluted
           as reported                  1.58        0.92        0.73

           Pro forma            $       1.56        0.91        0.72

(10) Commitment and Contingencies

     On March 6, 2000, the Company consummated the resolution of litigation and other disputes with a former director and other stockholders, which arose in connection with the election of directors at the Company's 1999 Annual Meeting, pursuant to an Agreement of Settlement and Release executed by all parties, including the Company, on February 29, 2000. The terms of the settlement included the purchase by the Company of all stock in the Company owned by the plaintiffs, totaling 194,462 shares for a purchase price of $16.75 per share, or aggregate consideration of $3,257,238. The source of the funds used was available liquid assets of the Company previously invested in U. S. government agency obligations.

(11)	Supplementary Quarterly Data (Unaudited)

                                                   2000

                                  First     Second     Third    Fourth
                                 quarter    quarter   quarter   quarter
                                 _______    _______   _______   _______

          Operating revenue   $  151,562    157,717   208,643   223,567
          Investment Income      291,896    142,002   474,621   154,860
          Net earnings           211,216     97,985   353,543   193,837
          Earnings per share
           basis and diluted        0.33       0.19      0.69      0.37
                                 _______    _______   _______   _______



                                                   1999

                                  First     Second     Third    Fourth
                                 quarter    quarter   quarter   quarter
                                 _______    _______   _______   _______

          Operating revenue   $   96,201    127,402   175,575   216,697
          Investment Income      112,876    107,464   197,564   408,981
          Net earnings            14,715     80,686   139,566   416,043
          Earnings per share
           basis and diluted        0.02       0.12      0.20      0.58
                                 _______    _______   _______   _______


(12) Subsequent Event

     On January 19, 2001, the Board of Directors declared a stock dividend of one share of common stock for each issued and outstanding share of common stock held by stockholders of record as of January 29, 2001. The stock dividend was distributed on February 13, 2001 to stockholders of record as of January 29, 2001. As of January 19, 2001, there were 251,962 shares issued and outstanding so that after the distribution of the stock dividend, there will be 503,924 shares of common stock issued and outstanding. All per share and share data in the consolidated financial statements and related notes have been restated to reflect the stock dividend for all periods presented.