Form 10-Q
period 2001-03-31
CENTRAL NATURAL RESOURCES INC
filed 2001-05-15
CIK 18605

Form 1O-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended March 31, 2001


                       Commission File No. 0-1392


            Central Natural Resources, Inc. and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105


                            Phone:  816-842-2430


              Common stock outstanding as of March 31, 2001
                      $1 par value; 503,924 shares


The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

                 CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
                             KANSAS CITY, MISSOURI

                               Table of Contents

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - March 31, 2001 and
             December 31, 2000

           Consolidated Statements of Earnings and Retained Earnings
             - Three months ended March 31, 2001 and 2000

           Consolidated Statements of Comprehensive Income
             - Three months ended March 31, 2001 and 2000

           Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000

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

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

March 31, 2001 and December 31, 2000
(Unaudited)

(amounts in unit dollars)
ASSETS                                             2001          2000
                                                   __________    __________
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                    $    1,452,875     1,748,510
  Accounts receivable                                       0        22,500
  Securities maturing within one year, at
   amortized cost (note 2)                          3,993,629     3,970,189
Notes receivable, current                              17,034        16,720
Other                                                  11,458        10,064
                                                   __________    __________
Total current assets                                5,474,996     5,767,983

Equity securities, at fair value (note 2)           1,332,959     1,544,018
Notes receivable, noncurrent                           78,987        83,287
Other investments                                     350,002       100,002

Coal deposits, real estate, equipment and
 leasehold improvements:
  Coal deposits                                     1,602,882     1,602,882
  Mineral rights                                       39,988        39,988
  Surface land                                         25,581        25,581
  Equipment and leasehold improvements                  1,303         1,303
                                                   __________    __________
                                                    1,669,754     1,669,754
  Less accumulated depletion, depreciation
   and amortization                                   580,551       580,541
                                                   __________    __________
Net coal deposits, real estate, equipment
 and leasehold improvements                         1,089,203     1,089,213
                                                   __________    __________
                                               $    8,326,147     8,584,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $       13,068        10,946
  Federal and state income taxes                       82,229        62,525
                                                   __________    __________
Total current liabilities                              95,297        73,471

Deferred income taxes                                  66,036       149,993

Stockholders' equity:
  Preferred stock of $1 par value, authorized
   100,000 shares; no shares issued                     -             -
  Common stock of $1 par value; authorized
   2,500,000 shares, issued 503,924 shares            503,924       503,924
  Retained earnings                                 7,599,355     7,639,660

  Accumulated other comprehensive income,
   net of deferred taxes of $33,135
   and $117,901 at March 31, 2001
   and December 31, 2000                               61,535       217,455
                                                   __________    __________
Total stockholders' equity                          8,164,814     8,361,039

                                               $    8,326,147     8,584,503

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings and Retained Earnings

Three months ended March 31, 2001 and 2000
(Unaudited)

(amounts in unit dollars)
                                                 2001           2000
                                                 __________     __________
Operating revenue:
  Coal royalties                              $         800          1,115
  Oil and gas royalties                             198,703        145,422
  Oil and other mineral lease
   rentals and bonuses                                4,025          5,025
                                                 __________     __________
   Total operating revenue                          203,528        151,562

General and administrative expenses                 164,962        116,875
                                                 __________     __________

   Operating income                                  38,566         34,687
                                                 ___________    __________
Nonoperating income:
  Investment income                                  79,046        291,896
  Gain on sales of real estate                            0          3,385
  Other                                                  16            509
                                                 __________     __________
   Total nonoperating income                         79,062        295,790


   Earnings from operation
     before income taxes                            117,628        330,477

Income taxes                                         31,951        119,261
                                                 __________      __________
   Net earnings                                      85,677        211,216


Retained earnings at
 beginning of period                              7,639,660      9,799,931
Less cash dividends declared
 of $.25 per share in 2001 and 2000                (125,982)      (127,775)
                                                  _________       _________
Retained earnings at end
 of period                                    $   7,599,355       9,883,372

Earnings per share - basic
 and diluted                                  $        0.17            0.32

Weighted average number
 of shares of common
 stock outstanding-basic                            503,924         650,004

Weighted average number
 of shares of common
 stock outstanding-diluted                          509,924         650,004

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2001 and 2000
(Unaudited)

(amounts in unit dollars)
                                   2001        2000
                                   ___________  ___________

Net earnings                   $        85,677     211,216
                                   ___________  ___________

Other comprehensive income:
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                      (236,921)    633,682
 Income taxes                           82,921     221,789
                                   ___________  __________

   Realized gains and unrealized
     appreciation (depreciation)
     on investments, net              (154,000)    411,893
                                   ___________  __________
Less:
   Realized investments gains
     included in net
     earnings                           (2,960)   (117,288)
   Income taxes                          1,036      62,051
                                   ___________  ___________

                                         1,924    (115,237)
                                   ___________  ___________

                                      (155,924)    296,656
                                   ___________  ___________


    Comprehensive income (loss) $      (70,247)    507,872
                                   ___________  ___________

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Three months ended March 31, 2001 and 2000
(Unaudited)

(amounts in unit dollars)
                                                   2001          2000
                                                   __________    __________
Cash flows from operating activities:
  Net earnings                                 $       85,677       211,216

  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
      Depletion, depreciation and amortization             10            14
      Gain on sales of real estate                          0        (3,385)
      Gain on sales of equity securities               (2,960)     (177,288)
      Amortization of premiums and discounts
         Of securities, net                           (57,033)      (87,803)
      Changes in assets and liabilities:
        Accounts receivable and other assets           21,106        41,366
        Accounts payable and accrued expenses           2,122         5,565
        Federal and state income taxes payable         19,704        98,630
                                                   __________    __________
Net cash provided by (used in) operating activities    68,626        88,615

Cash flows from investing activities:
  Proceeds from note receivable                         3,986         5,732
  Proceeds from matured/called
   Investment debt securities                       4,000,000    10,972,217
  Purchases of investment debt securities          (3,966,408)   (7,393,635)
  Proceeds from sales of land                               0         3,424
  Purchases of equity securities                      (81,239)     (377,441)
  Proceeds from sales of equity securities             55,382       254,605
  Purchase of other investments                      (250,000)     (100,002)
                                                   __________    __________
   Net cash provided by (used in)
     investing activities                            (238,279)    3,364,900

Cash flows from financing activities:
  Dividends paid                                     (125,982)            0
  Purchase of common stock for treasury                     0    (3,257,269)
                                                     __________    __________

   Net cash used in financing activities             (125,982)   (3,257,269)

   Net increase (decrease)in cash and
    cash equivalents                                 (295,635)      195,946

Cash and cash equivalents, beginning of year        1,748,510     1,894,021

Cash and cash equivalents, end of year         $    1,452,875     2,089,967

See accompanying notes to consolidated financial statements.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

March 31, 2001

Note (1) Basis of Presentation:

In the opinion of Central Coal & Coke Corporation (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001, and 2000.

Oil Lease Bonuses

Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities:

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at March 31, 2001 and December 31, 2000 are as follows:


                                    March 31, 2001
                        ______________________________________________

                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
                        cost        gains       losses      value
                        __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  3,993,629           0       (296)   3,993,333

Available-for-sale:
  Equity securities   $  1,238,292     369,856   (275,189)   1,332,959

                                     December 31, 2000
                        ______________________________________________
Held-to-maturity:
  U. S. government
   agency securities  $  3,970,189           0     (1,439)   3,968,750

Available-for-sale:
  Equity securities   $  1,209,470     579,000   (244,452)   1,544,018

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

Investment income consists of the following for each of the periods ended March 31:



                                  Three months ended
                                      March 31,
                                   2001       2000
                                  ________   _______

Realized gains on sales
 of equity securities            $   2,960   177,288
Interest Income                     73,314   111,243
Dividend Income                      2,772     3,365
                                   ________   _______
                                 $  79,046   291,896


Note (3) Dividends

During the quarter ending March 31, 2001, the Company's Board of
Directors declared a $.25 dividend per share which was paid February 28, 2001.

Note (4) Stock Dividends

On January 19, 2001, the Board of Directors declared a stock dividend of one share of common Stock for each issued and outstanding share of common stock held by stockholders of record as of January 29, 2001. The stock dividend was distributed on February 13, 2001 to stockholders of record as of January 29, 2001. As of January 19, 2001, there were 25l,962 shares issued and outstanding so that after the distribution of the stock dividend, there were 503,924 shares of common stock issued and outstanding. All per share and share data in the financial statements and related notes have been restated to reflect the stock dividend for all periods presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial condition of the Company continued very strong through the first quarter of 2001, as it was at the end of fiscal year 2000.
The liquidity of the Company continues to be high, as is evidenced by a favorable ratio of current assets to current liabilities, and the fact that a significant portion of the Company's net worth is represented by liquid assets.

Total operating revenue was up approximately 34% in the first quarter of 2001 over the first quarter of 2000, due primarily to increased revenues from oil and gas royalties. The increase in the current period was due to material increases in the price of oil and gas during the current period over the prior period, coupled with increased production.

Non operating income was down significantly in the first quarter of 2001 from the first quarter of 2000, due primarily to decreased investment income. This resulted from less capital gain being realized on the sale of equity securities during the current period, coupled with somewhat lower rates of return on temporary fixed income investments during the current period, and the reduced size of the portfolio of fixed income investments during the current period.

General and administrative expenses were up in the first quarter of 2001 over the first quarter of 2000, primarily due to increased fees paid to outside service providers and somewhat increased compensation paid to Officers and Directors. Income taxes were lower in the first quarter of 2001 from the first quarter of 2000 as a result of reduced earnings before income taxes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

There was a net decrease in cash and cash equivalents in the first quarter of 2001 and an increase in cash and cash equivalents in the first quarter of 2000. The most significant component of the changes between the periods under comparison was the difference in cash provided by investment activities, specifically differences in the amount of proceeds from sale of equity securities and purchases of equity securities during each such period, differences in the amount of proceeds from matured/called investment debt securities which were reinvested, and the purchase of a greater amount of other investments during the current period. Also contributing to the difference was reduced net earnings in the first quarter of 2001 compared to the first quarter of 2000, partially offset by reduced income tax expense in the current quarter and a cash dividend paid to Stockholders in the first quarter of 2001, which was not paid in the first quarter of 2000. There was also a sizeable cash expenditure in the first quarter of 2000 with respect to a substantial treasury stock purchase.

The Board of Directors of the Company on January 19, 2001 declared a one share for one share stock dividend which was distributed on February 13, 2001 to Stockholders of record on January 29, 2001.
All per share and share data in the consolidated financial statements accompanying this report for the prior period have been restated to reflect the stock dividend for the periods presented. In addition, as discussed above, a cash dividend of $0.25 per share was paid February 28, 2001 on the shares of common stock outstanding after giving effect to the stock dividend. The Board of Directors expressed the present intention to continue paying a $0.25 per share quarterly dividend if the operating results and financial condition of the Company continue to justify it.

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments. Under that statement, entities are required to carry all derivative instruments in the statement of financial condition at fair value. The Company was required to adopt SFAS No. 133 as amended on January 1, 2001.
The adoption of SFAS No. 133 did not impact the financial position or results of operation of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The Company has no specific commitment for material capital expenditures at the present time. Management does, however, continue to actively pursue other business opportunities which may result in a more productive deployment of its assets and ultimately increase earnings.
During the last year, the Company reviewed three possible business acquisition opportunities in depth. One potential acquisition was declined as not suitable at the present time, and the other two opportunities continue to be investigated, but no firm decision on these acquisitions has as yet been made. Management also continues to aggressively pursue development of its oil and gas properties and to attempt to lease more of its mineral properties in order to generate more rental, bonus, and royalty income.

This Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this report, contain forward-looking statements that are based on current expectations, estimates, forecasts, and projections about the business segments in which the Company operates, management's beliefs, and assumptions made by management. These and other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk exposures of the Company relate to changes in interest rates, changes in equity security prices, and changes in certain commodity prices.

The Company's exposure to market risk for changes in interest rates relates solely to its fixed income portfolio which consists of U. S. government agency securities. All such securities are held-to-maturity and have original maturities of less than one year. The Company does not use derivative financial instruments to hedge interest rates on its fixed income investment securities.

The Company's exposure to market risk for changes in equity security prices relates solely to its marketable equity investment portfolio which consists primarily of common stocks of domestic, publicly held enterprises.

The Company's exposure to market risk for changes in commodity prices relates to changes in the prices of coal, oil, and natural gas, and the effect thereof on its royalties and rentals relating to coal deposits and mineral rights, as is discussed in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part 1, Item 2 of this report. The Company does not use derivative commodity instruments to hedge its commodity risk exposures.

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

(a)	The Annual Meeting of Stockholders was held April 19, 2001.

(b)	The meeting involved the election of Directors, and the
following are the Directors elected at that meeting:

                       Bruce L. Franke
                       Ray A. Infantino
                       Patrick J. Moran
                       James R. Ukropina
                       Phelps C. Wood
                       Phelps M. Wood

There were no other Directors whose term of office as a Director continued after the meeting.

    (c)(i) For the election of Directors, the votes received by all nominees were as follows:

                      Bruce L. Franke        440,926
                      Ray A. Infantino       440,926
                      Patrick J. Moran       440,926
                      James R. Ukropina      440,926
                      Phelps C. Wood         440,926
                      Phelps M. Wood         440,926

Cumulative voting is not permitted.

    (ii) At the same meeting, the Stockholders approved the appointment of the accounting firm KPMG LLP as independent public accountants to examine the financial statements of the Company for the year ending December 31, 2001 and to perform other appropriate accounting services. The holders of 441,066 shares cast their votes in favor of that appointment, the votes of 442 shares were cast against it, and the holders of 316 shares abstained.

    (iii) At the same meeting, the Stockholders approved the "Central Natural Resources, Inc. 2001 Stock Incentive Plan" in the form previously approved by the Board of Directors and described in the Proxy Statement distributed to Stockholders on March 20, 2001, and filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934. The holders of 411,630 shares cast their votes in favor of the approval of that plan, the votes of 27,660 shares were cast against it, and the holders of 2,534 shares abstained.

    (d) There were no settlements between the Company and any other participants terminating any solicitation subject to Rule 14a-11.

PART II, ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    (b)(i) A Form 8-K, dated January 3, 2001 was filed with respect to the approval and filing of the Amended and Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on December 26, 2000, and which became effective as of December 31, 2000. Among other changes effected by the filing of the Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, the corporate name was changed from "Central Coal & Coke Corporation" to "Central Natural Resources, Inc." and the authorized number of shares were increased to a total of 2,600,000; 2,500,000 shares of common stock of $1.00 par value and 100,000 shares of preferred stock of $1.00 par value.

(ii)	A Form 8-K, dated January 19, 2001, was filed disclosing
the declaration of a stock dividend of one share of common stock for each issued and outstanding share of common stock held by Stockholders of record as of January 29, 2001. The stock dividend was distributed on February 13, 2001 to Stockholders of record as of January 29, 2001. As of January 19, 2001 there were 251,962 shares issued and outstanding so that after the distribution of the stock dividend there were 503,924 shares of common stock issued and outstanding. Also, that Form 8-K, disclosed the declaration of a cash dividend in the amount of $0.25 per share payable to Stockholders of record on February 20, 2001 to be paid on February 28, 2001.

(iii)	A Form 8-K, dated January 29, 2001, was filed
disclosing a letter mailed to all Stockholders of record on January 29, 2001 describing the stock dividend and cash dividend declared and paid as described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

  CENTRAL NATURAL RESOURCES, INC.
           (Registrant)


Date:   May 15, 2001
        ____________________________

By:     /s/ Gary J. Pennington
        ____________________________

            Gary J. Pennington,
            Assistant Treasurer-
         General Manager, Principal
      Financial and Accounting Officer


Date:   May 15, 2001
        ____________________________

By:     /s/ Phelps M. Wood
        ____________________________

            Phelps M. Wood,
            President