Form 10-Q
period 2001-06-30
CENTRAL NATURAL RESOURCES INC
filed 2001-08-15
CIK 18605

Form 1O-Q


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended June 30, 2001


                     Commission File No. 0-1392


              Central Natural Resources, Inc. and Subsidiaries
      Incorporated in State of Delaware IRS Number:  44-0195290
                    127 West 10th Street, Room 666
                      Kansas City, Missouri 64105

                         Phone:  816-842-2430

              Common stock outstanding as of June 30, 2001
                      $1 par value; 503,924 shares


The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.


                            Yes [X]     No [ ]

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - June 30, 2001 and
             December 31, 2000

           Consolidated Statements of Earnings and Retained Earnings
             - Six months ended June 30, 2001 and 2000 three
               months ended June 30, 2001 and 2000

           Consolidated Statements of Comprehensive Income
             -Six months ended June 30, 2001 and 2000 and
              three months ended June 30, 2001 and 2000

           Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and 2000

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

Consolidated Balance Sheets

June 30, 2001 and December 31, 2000

(amounts in unit dollars)

ASSETS                                          2001         2000

                                                __________   __________
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                   $  1,379,339    1,748,510
  Accounts receivable                                    0       22,500
  Securities maturing within one year,
   at amortized cost (note 2)                    3,987,203    3,970,189
  Notes receivable, current                         17,380       16,720
  Other                                             24,183       10,064
                                                __________   __________

Total current assets                             5,408,105    5,767,983

Equity securities, at fair value (note 2)        1,266,541    1,544,018
Notes receivable, noncurrent                        70,419       83,287
Other investments                                  350,002      100,002

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,581       25,581
  Equipment and leasehold improvements               1,303        1,303
                                                __________   __________

                                                 1,669,754    1,669,754

  Less accumulated depletion, depreciation
     and amortization                             (581,114)    (580,541)
                                                __________   __________

     Net coal deposits, real estate,
      equipment and leasehold improvements       1,088,640    1,089,213
                                                __________   __________

     Total assets                             $  8,183,707    8,584,503



LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses       $     13,083       10,946
  Federal and state income taxes                    24,060       62,525
                                                __________   __________

Total current liabilities                           37,143       73,471

Deferred income taxes                               26,089      149,993

Stockholders' equity:
  Preferred stock of $1 par value; 100,000
   Shares authorized; no shares issued
  Common stock of $1 par value; 2,500,000
   Shares authorized; 503,924 issued               503,924      503,924
  Retained earnings                              7,599,245    7,639,660
  Accumulated other comprehensive income,
   net of deferred taxes of $9,318 in 2001
   and $117,091 in 2000                             17,306      217,455
                                                __________   __________

  Total stockholders' equity                     8,120,475    8,361,039


                                                __________   __________

  Total liabilities and stockholders, equity  $  8,183,707    8,584,503


See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings and Retained Earnings

Six months ended June 30, 2001 and 2000 and three months ended June 30, 2001 and 2000
(Unaudited)

(amounts in unit dollars)


                                  Six months ended    Three months ended
                                      June 30,              June 30,
                                   2001      2000       2001      2000
                                _________ _________  _________ _________

Operating revenue:
  Coal royalties              $    23,300    25,443     22,500    24,328
  Oil and gas royalties           421,197   271,666    222,494   126,244
  Oil and other mineral lease
   rentals and bonuses              4,025    12,170          0     7,145
                                _________ _________  _________ _________

    Total operating revenue       448,522   309,279    244,994   157,717


General and administrative
  expenses                        286,675   277,189    121,713   160,314

    Operating income (loss)       161,847    32,090    123,281    (2,597)

Nonoperating income:
  Investment income               139,112   433,898     60,066   142,002
  Gain on sale of real estate           0     3,385          0         0
  Other                                16       557          0        48
                                _________ _________  _________ _________

    Total nonoperating income     139,128   437,840     60,066   142,050



    Earnings before income
     taxes                        300,975   469,930    183,347   139,453

Income taxes                       89,427   160,729     57,476    41,468
                                _________ _________  _________ _________

   Net earnings                   211,548   309,201    125,871    97,985


Retained earnings at
 beginning of period            7,639,659 9,799,931  7,599,355 9,883,371
Deduct cash dividends paid
 of $.50 per share in 2001
 and $.25 per share in 2000      (251,962) (127,776)  (125,981)        0
                                _________  _________  _________ _________

Retained earnings at end
 of period                    $ 7,599,245  9,981,356  7,599,245 9,981,356

Earnings per share-
   basic                      $      0.42       0.53       0.25      0.19

Weighted average number
 of shares of common
 stock outstanding-basic          503,924    580,120    503,924   510,236


Earnings per share-
   diluted                    $      0.42       0.53       0.25      0.19

Weighted average number
 of shares of common
 stock outstanding-diluted        503,998    580,120    503,924   510,236



See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income
Six months ended June 30, 2001 and 2000
three months ended June 30, 2001 and 2000
(Unaudited)

(amounts in unit dollars)

                                  Six months ended     Three months ended
                                      June 30,               June 30,
                                   2001      2000        2001      2000
                                _________ _________   _________ _________

Net earnings                $     211,548   309,201     125,871    97,985
                                _________ _________   _________ _________


Other comprehensive income:
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                 (260,194)1,525,584     (23,277)  891,902
 Income taxes                      91,069  (533,954)      8,148  (312,165)
                                _________ _________   _________ _________


    Realized gains and
     unrealized appreciation
     (depreciation)
     on investments, net         (169,125)  991,630     (15,129)  579,737

Less:
 Realized investment gains
  included in net
  earnings                        (47,729) (230,278)    (44,769)  (52,990)

 Income taxes                      16,705    80,597      15,669    18,546
                                _________ _________   _________ _________

                                  (31,024) (149,681)    (29,100)  (34,444)

                                 (200,149)  841,949     (44,229)  545,293

    Comprehensive income       $   11,399 1,151,150      81,642   643,278


See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Six months ended June 30, 2001 and 2000
(Unaudited)

(amounts in unit dollars)


                                                   2001         2000
                                                 _________    _________

Cash flows from operating activities:
  Net earnings                                $    211,548      309,201
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depletion, depreciation
       and amortization                                573          599
    Gain on sales of real estate                         0       (3,385)
    Gain on sales of equity securities             (47,729)    (230,278)
    Impairment charge on equity securities          46,088            0
    Amortization of premiums and discounts of
      Securities, net                             (101,819)    (148,894)
    Changes in assets and liabilities:
      Accounts receivable and other assets           8,381       28,739
      Accounts payable and accrued expenses          2,137      (15,239)
      Federal and state income taxes payable       (54,595)       7,361
                                                 _________    _________


   Net cash provided by (used in)
        operating activities                       (64,584)     (51,896)

Cash flows from investing activities:
  Proceeds from note receivable                     12,208       11,558
  Proceeds from matured/called investment
   debt securities                              12,000,000   14,972,217
  Purchases of investment debt securities      (11,915,195) (11,335,425)
  Proceeds from sales of land                            0        3,424
  Purchases of equity securities                  (285,698)    (671,792)
  Proceeds from sales of equity securities         256,892      373,053
  Purchase of other investments                   (250,000)    (100,002)
                                                 _________    _________

   Net cash provided by (used in)
    investing activities                          (181,793)   3,253,033

Cash flows from financing activities:
  Dividend paid                                   (251,962)    (127,776)
  Purchase of common stock for treasury                  0   (3,277,669)
                                                 _________     ________

   Net cash used in financing activities          (251,962)  (3,405,445)

   Net decrease in cash and
    cash equivalents                              (369,171)    (204,308)

Cash and cash equivalents,
 beginning of year                               1,748,510    1,894,021

Cash and cash equivalents,
 end of year                                  $  1,379,339    1,689,713


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

June 30, 2001

(1) Basis of Presentation:

In the opinion of Central Natural Resources Inc. (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the periods ended June 30, 2001 and 2000.

Oil Lease Bonuses

Oil lease bonuses which relate to future periods are deferred and Recognized as income over the related future periods (generally
One year).

(2) Investment Securities:

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at June 30, 2001 and December 31, 2000 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
June 30, 2001           cost        gains       losses      value
__________________      __________  __________  __________  __________

Held-to-maturity:
  U. S. government
   securities         $  3,987,203           0       (769)   3,986,434

Available-for-sale:
  Equity securities   $  1,239,918     240,722   (214,099)   1,266,541



December 31, 2000
_________________

Held-to-maturity:
  U. S. government
   securities         $  3,970,189           0     (1,439)    3,968,750

Available-for-sale:
  Equity securities   $  1,209,470     579,000   (244,452)   1,544,018




CENTRAL NATURAL RESOURCES INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


Investment income consists of the following for each of the periods ended June 30, 2001:



                                   Six months ended    Three months ended
                                        June 30,             June 30,
                                     2001      2000       2001      2000
                                  ________   _______     _______  _______

Realized gains on sales
 of equity securities            $  47,729   230,278      44,769   52,990
Interest Income                    132,082   195,685      58,768   84,442
Dividend Income                      5,389     7,935       2,617    4,570
Impairment charge                  (46,088)        0     (46,088)       0
                                   ________   _______     _______  _______

                                 $ 139,112   433,898      60,066  142,002



Investments in debt and certain equity securities are classified
As either held-to-maturity securities, which are carried at amoritized Cost, or available-for-sale securities, which are carried at fair
Value, with unrealized gains and losses excluded from earnings
And reported in other comprehensive income.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Other than temporary impairment is analyzed quarterly on an individual security basis on the length of time and the extent to which market value has been less than cost; the financial condition and any specific events which effect the issuer; and the Company's intent and ability to hold the security. During the second quarter of 2001, the Company recognized an impairment charge for declines in market values of equity securities considered to be other than temporary of $46,088.

(3) Dividends Paid

During the quarter ended June 30, 2001, the Company's Board of
Directors declared a $.25 dividend per share which was paid on May 18, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial condition of the Company continued very strong through the end of the first six months of 2001, as it was at the end of fiscal year 2000. The liquidity of the Company continues to be high, as is evidenced by a favorable ratio of current assets to current liabilities, and the fact that a significant portion of the Company's net worth is represented by liquid assets.

Total operating revenue was up approximately 45% in the first six months of 2001 over the first six months of 2000, and up approximately 55% in the second quarter of 2001 over the second quarter of 2000. This was due primarily to increased revenues from oil and gas royalties. The increases in the current periods under comparison were due to significant increases in the prices of oil and gas during the current periods over the prior periods under comparison, coupled with increased production in the current periods. During the first six months of 2001, a lessee has commenced drilling operations exploring for coal bed methane gas in certain of the Company's coal properties located in Sebastian County, Arkansas. Although commercial production has not commenced, the initial results of the test drilling appear promising. However, should positive results be achieved in the commercial production of the coal bed methane gas under this lease, it may very well be some time in the future, perhaps even a number of years, before the Company realizes material royalty revenue from this production.

Non-operating income was down significantly in the first six months of 2001 from the first six months of 2000, and also down in the second quarter of 2001 from the second quarter of 2000. These decreases resulted from lower capital gain income being realized on the sale of equity securities during the current periods under comparison, somewhat lower rates of return on temporary fixed income investments during the current periods, and the reduced size of the portfolio of fixed income investments during the current periods under comparison. Additionally, as described in Note (2) to the accompanying consolidated financial statements, the Company recognized an impairment charge in the second quarter of 2001 reflecting a write-down in the carrying value of certain securities because current market values have been consistently below the Company's cost of those securities for a significant period of time. There is a deferred tax benefit relative to such write-down which will be realized for income tax purposes upon future sale or disposition of the securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


General and administrative expenses were down materially in the second quarter of 2001 from the second quarter of 2000, but up slightly in the first six months of 2001 over the first six months of 2000. The fluctuations reflect changes in the fees paid to outside service providers during the periods under comparison and increased compensation paid to officers and directors.

Income taxes were lower for the first six months of 2001 than for the first six months of 2000 as a result of reduced earnings before income taxes. Income taxes for the second quarter of 2001 were somewhat higher than for the same quarter in the preceding year due to increased earnings for the quarter.

There was a net decrease in cash and cash equivalents in both the six months ended June 30, 2001 and the six months ended June 30, 2000, but the decrease was greater in the current period. The most significant component of the changes between the periods under comparison was the difference in cash provided by or used in investment activities, specifically differences in the amount of proceeds from the sale of equity securities and purchases of equity securities during each such period, differences in the amount of proceeds from matured/called investment debt securities which were reinvested, and the purchase of a greater amount of other investments during the current period. Also contributing to this change was the impairment charge on equity securities described above which reduced earnings but did not reduce cash. Also contributing to the differences was reduced net earnings in the first six months of 2001 compared to the first six months of 2000, partially offset by reduced income tax expense in the current period, and greater cash dividends paid to stockholders during the first six months of 2001 than in the first six months of 2000. There was also a sizeable cash expenditure in the first six months of 2000 with respect to a substantial treasury stock purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The Board of Directors of the Company on January 19, 2001 declared a one share for one share stock dividend which was distributed on February 13, 2001 to stockholders of record on January 29, 2001. All per share and share data in the consolidated financial statements accompanying this report for periods prior to the current fiscal year have been restated to reflect the stock dividend for the periods presented.

A cash dividend of $0.25 per share was paid in the first quarter of 2001, and a cash dividend of the same amount paid in the second quarter of 2001.
The Board of Directors had previously expressed the intention to continue paying the $0.25 per share quarterly dividend if the operating results and financial condition of the Company continued to justify it. At a Board meeting held July 20, 2001, the Board declared the quarterly cash dividend in the amount of $0.25 per share to be paid August 31, 2001 to stockholders of record as of August 15, 2001. However, it was the consensus of the Board expressed at that meeting that next quarter the Board may re-evaluate the quarterly dividend policy in light of possible needs to retain liquidity for potential acquisitions under consideration and for other possible areas of internal growth.

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

In July 2001, the FASB issued No. 141 Business combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase Method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations
Completed after June 30, 2001. SFAS No. 141 also specifies criteria Intangible assets acquired in a purchase method business combination must Meet to be recognized and reported apart from goodwill, noting that any Purchase price allocable to an assembled work force may not be accounted for Separately. SFAS No. 142 will require that goodwill and intangible assets With indefinite useful lives no longer be amortized, but instead tested for Impairment at least annually in accordance with the provisions of SFAS No. 142 SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company currently has no goodwill or significant other intangible assets.

The Company has no specific commitment for material capital expenditures at the present time. Management does, however, continue to actively pursue other business opportunities which may result in a more productive deployment of its assets and ultimately increase earnings. The Board also continues to review numerous possible acquisition opportunities of operating businesses, in depth. Two potential acquisitions were reviewed and declined in the past year as not suitable at the present time, and two other opportunities continue to be investigated, but no firm decision on these acquisition prospects have as yet been made. Management also continues to aggressively pursue development of its oil and gas properties and to attempt to lease more of its mineral properties in order to generate more rental, bonus and royalty income, and may consider acquiring working interests in selected oil and gas operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this report contain forward looking statements that are based on current expectations, estimates, forecasts and projections about the business segments in which the Company operates, management's beliefs, and assumptions made by management. These and other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, including by way of example, assumptions concerning energy prices, the Company's ability to participate in or co-venture successful exploration or production of natural resources (such as oil,gas, coal and other minerals) and assumptions concerning the national economy. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecast in such forward-looking statements.
The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

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

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

PART II, ITEM 4. - SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

The following meeting of Stockholders was held during the second quarter of 2001, to which this report pertains.

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



      CENTRAL NATURAL RESOURCES INC.
               (Registrant)


Date:   August 15, 2001
        ____________________________

By:     /s/ Gary J. Pennington
        ____________________________
            Gary J. Pennington,
            Assistant Treasurer-
         General Manager, Principal
      Financial and Accounting Officer



Date:   August 15, 2001
        ____________________________

By:     /s/   Phelps M. Wood
        ____________________________
              Phelps M. Wood
              President