Form 10-Q
period 2001-09-30
CENTRAL NATURAL RESOURCES INC
filed 2001-11-15
CIK 18605

Form 1O-Q


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended September 30, 2001


                     Commission File No. 0-1392


          Central Natural Resources, Inc. and Subsidiaries
      Incorporated in State of Delaware IRS Number:  44-0195290
                    127 West 10th Street, Room 666
                      Kansas City, Missouri 64105


                         Phone:  816-842-2430


              Common stock outstanding as of September 30, 2001
                      $1 par value; 503,924 shares


The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]     No [ ]

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets
             - September 30, 2001 and December 31, 2000

           Consolidated Statements of Earnings and Retained Earnings
             - Nine and three months ended September 30, 2001 and 2000

           Consolidated Statements of Comprehensive Income
             - Nine and three months ended September 30, 2001 and 2000

           Consolidated Statements of Cash Flows
             - Nine months ended September 30, 2001 and 2000

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

Consolidated Balance Sheets

September 30, 2001 and December 31, 2000

(amounts in unit dollars)
ASSETS                                          2001         2000
                                                __________   __________
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                   $  1,332,954    1,748,510
  Accounts receivable                                   -        22,500
  Securities maturing within one year,
   at amortized cost (note 2)                    3,985,072    3,970,189
Notes receivable, current                           17,380       16,720
Federal and state income taxes                      11,831           -
Other                                               16,989       10,064
                                                __________   __________
Total current assets                             5,364,226    5,767,983

Equity securities, at fair value (note 2)          866,681    1,544,018
Notes receivable, noncurrent                        70,419       83,287
Other Investments                                  350,002      100,002
Deferred income taxes                              125,258           -


Coal deposits, real estate, equipment,
 and leasehold improvements:
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,562       25,581
  Equipment and leasehold improvements               1,303        1,303
                                                __________   __________
                                                 1,669,735    1,669,754
  Less accumulated depletion, depreciation,
     and amortization                              581,676      580,541
                                                __________   __________
     Net coal deposits, real estate,
      equipment, and leasehold improvements      1,088,059    1,089,213

                                                __________   __________
     Total assets                             $  7,864,645    8,584,503


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses       $     19,079       10,946
  Deferred oil lease bonus                          71,030            -
  Federal and state income taxes                        -        62,525
                                                __________   __________
Total current liabilities                           90,109       73,471

Deferred income taxes                                   -       149,993

Stockholders' equity:
  Preferred stock of $1 par value; 100,000 shares
   authorized; no shares issued                          -            -
  Common stock of $1 par value; 2,500,000 shares
   authorized, 503,924 shares issued               503,924      503,924
  Retained earnings                              7,491,211    7,639,660

  Accumulated other comprehensive income (loss), net
   of deferred taxes of $(118,784) in 2001 and
   $117,901 in 2000                               (220,599)     217,455
                                                __________   __________
Total stockholders' equity                       7,774,536    8,361,039
                                                __________   __________
Total liabilities and stockholders' equity    $  7,864,645    8,584,503

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings and Retained Earnings

Nine months ended September 30, 2001 and 2000 and three months ended September 30, 2001 and 2000
(Unaudited)


(amounts in unit dollars)
                                 Nine months ended   Three months ended
                                    September 30,        September 30,
                                   2001      2000       2001      2000
                                _________ _________  _________ _________
Operating revenue:
  Coal royalties              $    45,800    49,127     22,500    23,684
  Oil and gas royalties           550,762   425,013    129,565   153,347
  Oil and other mineral lease
   rentals and bonuses             28,181    43,782     24,156    31,612
                                _________ _________  _________ _________
    Total operating revenue       624,743   517,922    176,221   208,643

General and administrative
  expenses                        385,443   398,219     98,768   121,030


    Operating income              239,300   119,703     77,453    87,613


Nonoperating income (loss):
  Investment income (loss)(note 2) 74,881   908,519    (64,231)  474,621
  Gain on sales of real estate      1,106     3,385      1,106        -
  Other                             5,048       601      5,032        44
                                _________ _________  _________ _________
    Total nonoperating
      income(loss)                 81,035   912,505    (58,093)  474,665


    Earnings before income
      taxes                       320,335 1,032,208     19,360   562,278

Income taxes                       90,841   369,464      1,414   208,735
                                _________ _________  _________ _________

   Net earnings                   229,494   662,744     17,946   353,543

Retained earnings at
 beginning of period            7,639,660 9,799,931  7,599,246 9,981,356
Deduct cash dividends paid
 of $.75 per share in 2001
 and $.25 in 2000                (377,943) (127,776)  (125,981)        -
                                _________ _________  _________ _________
Retained earnings at end
 of period                    $ 7,491,211 10,334,899 7,491,211 10,334,899

Earnings per share-
   basic and diluted          $      0.46      1.19       0.04      0.69

Weighted average number
 of shares of common
 stock outstanding                503,924   556,682    503,924   510,314



See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income

Nine months ended September 30, 2001 and 2000
three months ended September 30, 2001 and 2000
(Unaudited)

(amounts in unit dollars)

                                 Nine months ended     Three months ended
                                    September 30,         September 30,
                                   2001      2000        2001      2000
                                _________ _________   _________ _________

Net earnings                $     229,494   662,744      17,946   343,543
                                _________ _________   _________ _________

Other comprehensive income:
 Realized gains (losses)
  and unrealized
  appreciation (depreciation)
  on investments, net            (671,216)1,238,193    (411,022) (288,391)
 Income taxes                     234,925  (433,367)    143,856   100,397
                                _________ _________   _________ _________

    Realized gains(losses)and
     unrealized appreciation
     (depreciation)
     on investments, net         (436,291) 804,826     (267,166) (187,994)

Less:
 Realized investment losses
  (Gains) included
  in net earnings                  (2,713) (613,328)     45,016  (383,050)
 Income taxes                         950   214,665     (15,755)  134,067
                                _________ _________   _________ _________

                                   (1,763) (398,663)     29,261 (248,983)
                                _________  ________   _________ _________

                                 (438,054)  406,163    (237,905) (436,977)
                                _________  ________   _________ _________

  Comprehensive income(loss) $   (208,560)1,068,907    (219,959)  (83,434)

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Nine months ended September 30, 2001 and 2000
(Unaudited)

(amounts in unit dollars)
                                                   2001         2000
                                                 _________    _________
Cash flows from operating activities:
  Net earnings                                $    229,494      662,744

  Adjustments to reconcile net earnings to
   net cash provided by (used in) operating
   activities:
    Depletion, depreciation,
       and amortization                              1,135        1,177
    Amortization of premiums and
     discounts of securities, net                 (137,953)    (213,364)
    Gain on sales of real estate                    (1,106)      (3,385)
    Gain on sales of equity securities              (2,713)    (613,328)
    Impairment charge on equity securities         112,502           -
    Changes in assets and liabilities:
      Accounts receivable and other assets          15,575       35,994
      Deferred oil lease bonus                      71,030           -
      Accounts payable and accrued expenses          8,133       (2,781)
      Federal and state income taxes              (113,732)     133,144
                                                 __________    _________
   Total adjustments                               (47,129)    (662,543)
   Net cash provided by
     operating activities                          182,365          201

Cash flows from investing activities:
  Proceeds from note receivable                     12,208       11,558
  Proceeds from matured/called investment
   debt securities                              16,000,000   22,972,217
  Purchases of investment debt securities      (15,876,930) (19,235,702)
  Proceeds from sales of land                        1,125        3,424
  Purchases of equity securities                  (419,274)    (921,058)
  Proceeds from sales of equity
   securities                                      312,893      890,246
  Purchase of other investments                   (250,000)    (100,002)
                                                 _________    _________

   Net cash provided by (used in)
    investing activities                          (219,978)   3,620,683
                                                 _________    _________

Cash flows from financing activities:
  Purchase of treasury stock                            -    (3,311,729)
  Payment of dividends                            (377,943)    (127,776)
                                                 _________    _________

   Net cash used in financing activities          (377,943)  (3,439,505)
                                                 _________    _________
   Net (decrease) increase in cash and
    cash equivalents                              (415,556)     181,379

Cash and cash equivalents,
 beginning of year                               1,748,510    1,894,021
                                                 _________    _________
Cash and cash equivalents,
 end of period                                $  1,332,954    2,075,400

See accompanying notes to consolidated financial statements.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

September 30, 2001

Note (1) Basis of Presentation

In the opinion of Central Natural Resources, Inc. (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the periods ended
September 30, 2001 and 2000.

Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Oil Lease Bonuses

Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at September 30, 2001 and December 31, 2000 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
September 30, 2001       cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   securities         $  3,985,072       3,961          -    3,989,033

Available-for-sale:
  Equity securities   $  1,206,062     119,740   (459,121)     866,681

December 31, 2000
_________________
Held-to-maturity:
  U. S. government
   securities         $  3,970,189           -     (1,439)   3,968,750

Available-for-sale:
  Equity securities   $  1,209,470     579,000   (244,452)   1,544,018

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

September 30, 2001

Investment income (loss) consists of the following for each of the periods ended September 30:



                                  Nine months ended     Three months ended
                                     September 30,         September 30,
                                   2001       2000        2001     2000
                                  ________   _______     _______  _______

Realized gains (loses)on sales
 of equity securities            $   2,713   613,328     (45,016) 383,050
Impairment charge                 (112,502)        -     (66,414)       -
Interest Income                    177,943)  282,512      45,861   86,827
Dividend Income                      6,727    12,679       1,338    4,744
                                   ________   _______     _______  _______
                                 $  74,881   908,519     (64,231) 474,621


Investments in debt and certain equity securities are classified as either held-to-maturity securities, which are carried at amoritized cost, or available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Other than temporary impairment is analyzed quarterly on an individual security basis on the length of time and the extent to which market value has been less than cost; the financial condition and any specific events which effect the issuer; and the Company's intent and ability to hold the security. During the nine months and three months ended September 30, 2001, the Company recognized an impairment chargefor declines in market values of equity securities consideredto be other than temporary of $112,502 and 66,414, respectively.

(3) Dividends Paid

During the quarter ended September 30, 2001, the Company's Board of Directors declared a $.25 dividend per share which was paid on August 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial condition of the Company continued very strong through the end of the first nine months of 2001, as it was at the end of fiscal year 2000. The liquidity of the Company continues to be high as is evidenced by a favorable ratio of current assets to current liabilities, and the fact that a significant portion of the Company's net worth is represented by liquid assets.

Total operating revenue was up over 20% in the first nine months of 2001 over the first nine months of 2000, although it was down somewhat in the third quarter of 2001 from the third quarter of 2000. The decrease in total operating revenue in the current quarter was primarily due to reduced revenue from oil and gas royalties which, in turn, was due to lower prices of oil and gas during the current quarter. However, higher prices and greater production during the earlier quarters of 2001 accounted for an increase in revenue from oil and gas royalties in the nine month period of 2001 over the nine month period in 2000, and thus accounted for greater total operating revenue in the current nine month period. As reported last quarter, a lessee has commenced drilling operations exploring for coal bed methane gas in certain of the Company's coal properties located in Sebastian County, Arkansas. A pipeline has been laid to the drilling sites and production is scheduled to commence in the fourth quarter of 2001. Although results of test drilling have appeared to be promising, the level of commercial production is uncertain at this time, and should positive results be achieved in the commercial production of coal bed methane gas under this lease, it may very well be some time, perhaps even a number of years, before the Company realizes material royalty revenue from this source. Revenue from oil and other mineral lease rentals and bonuses was down in the first three quarters of 2001 from the same period in 2000 because there were fewer new leases made in the current period with income recognizable in that period.

Non-operating income was down significantly in the first nine months of 2001 from the first nine months of 2000, and also down in the third quarter of 2001 from the third quarter of 2000. The decreases resulted from lower capital gain income being realized on the sale of equity securities during the current periods under comparison, somewhat lower rates of return on temporary fixed income investments during the current periods, and the reduced size of the portfolio of fixed income investments during the current periods under comparison. Additionally, as described in note (2) to the accompanying consolidated financial statements, the Company recognized an impairment charge in the second and third quarters of 2001 reflecting a write-down in the carrying value of certain securities because decreases in current market values have been deemed other than temporary. There is a deferred tax benefit relative to such write-down which will be realized for income tax purposes upon future sale or disposition of the securities.

General and administrative expenses were down materially in the third quarter of 2001 from the third quarter of 2000, and also down in the first nine months of 2001 from the first nine months of 2000. The decreases in both cases reflect reduced fees paid to outside service providers during the current periods, somewhat offset by increased compensation.

Income taxes were lower for the first nine months of 2001 than for the first nine months of 2000 principally as a result of reduced earnings before income taxes.

There was a net decrease in cash and cash equivalents in the first nine months of 2001, and a net increase in cash and cash equivalents in the first nine months of 2000. The most significant component of the changes between the periods under comparison was the difference in cash provided by or used in investment activities; specifically, differences in the amount of proceeds from the sale of equity securities and purchases of equity securities during each such period, differences in the amount of proceeds from matured/called investment debt securities which were reinvested, and the purchase of a greater amount of other investments during the current period. Also contributing to the differences was reduced net earnings in the first nine months of 2001 compared to the first nine months of 2000, partially offset by reduced income tax expense in the current period, and increased deferred oil lease bonuses received in the current period. The lower net earnings in 2001 include an impairment charge on equity securities which reduced earnings but did not reduce cash. Also, there were greater cash dividends paid to stockholders during the first nine months of 2001 than in the first nine months of 2000. There was also a sizeable expenditure in the first nine months of 2000 with respect to a substantial treasury stock purchase.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERAATIONS, continued

A cash dividend of $0.25 per share was paid in each of the first three quarters of 2001. While the Board of Directors had previously expressed the intention to continue paying the $0.25 per share quarterly dividend if the operating results and financial condition of the Company continued to justify it, as reported last quarter, at a Board meeting held July 20, 2001, the Board expressed a consensus that in the next quarter, the Board might reevaluate the quarterly dividend policy in light of possible needs to retain liquidity for potential acquisitions under consideration and for other possible areas of internal growth. At a subsequent Board meeting held after the close of the third quarter, the Board declared a dividend for the fourth quarter of $0.125 per share and explained that since total year-to-date net earnings for this year are somewhat below total net earnings for the same period last year, due in substantial part to a material decrease in energy prices, and in furtherance of the objective to retain liquidity for potential acquisitions under consideration and for other possible areas of internal growth, it would be advisable to reduce the fourth quarter quarterly dividend payment.

Statement of Financial Accounting Standards SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board (FASB) in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments. Under that statement, entities are required to carry all derivative instruments in the statement of financial condition at fair value. The Company was required to adopt SFAS No. 133, as amended on January 1, 2001. The adoption of SFAS No. 133 did not impact the financial position or results of operation of the Company.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS
No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled work force may not be accounted for separately.
SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No.
142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company currently has no goodwill or significant other intangible assets.

On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addressees financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that Statement.

This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However , it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of a entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.

This statement is effective for fiscal years beginning after December 15, 2001, except in certain circumstances. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company is currently reviewing what impact the provisions of this statement will have if any, on its financial position and results of operations.

The Company has no specific commitment for material capital expenditures at the present time. Management does, however, continue to actively pursue other business opportunities which may result in a more productive deployment of its assets and ultimately increase earnings. The Board also continues to review numerous possible acquisition opportunities of operating businesses. Three potential acquisitions were reviewed and declined in the past year as not suitable at the present time from a stockholder perspective and other opportunities continue to be investigated, but no firm decision on these acquisition prospects have as yet been made. Management also continues to aggressively pursue development of its oil and gas properties and to attempt to lease more of its mineral properties in order to generate more rental, bonus, and royalty income, and may consider acquiring working interests in selected oil and gas operations.

This Management's Discussion and Analysis of Financial Condition and
Results of Operations, and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts, and projections about the business segments in which the Company operates, management's beliefs, and assumptions made by management. These and other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, including by way of example, assumptions concerning energy prices, the Company's ability to participate in or co-venture successful exploration or production of natural resources (such as oil, gas, coal, and other minerals, and assumptions concerning a relatively stable national economy. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecast in such forward-looking statements. The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

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

      CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
               (Registrant)


Date:   November 14, 2001
        ____________________________

By:     /s/ Gary J. Pennington
        ____________________________

            Gary J. Pennington,
            Assistant Treasurer-
         General Manager, Principal
      Financial and Accounting Officer


Date:   November 14, 2001

        ____________________________

By:     /s/   Phelps M. Wood
        ____________________________

              Phelps M. Wood
              President