Form 10-K405
period 2001-12-31
CENTRAL NATURAL RESOURCES INC
filed 2002-03-22
CIK 18605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                             __________________


                                  FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (194,220 shares), as of March 11, 2002 was $3,264,838.20

     The number of shares outstanding of the issuer's only class of common stock as of March 11, 2002 is as follows:

             Common Stock ($1.00 Par Value) . . . . . . 503,924

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to security holders for fiscal year ended December 31, 2001, captioned "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition & Results of Operations" and range of bid and asked questions and dividends paid on common stock. (Part II)

     Definitive Proxy Statement furnished to security holders and the Securities and Exchange Commission on March 21, 2002, relative to the Annual Meeting of Stockholders to be held on April 18, 2002. (Part III)


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                  PART I

ITEM 1.  BUSINESS


    (a)   General Development of Business. Central Natural
Resources, Inc. (hereinafter "the Company") is a Delaware corporation and the general development of its current one business segment, the Energy Business Segment, is described in the narrative description of the business contained in Section 1(c) hereafter. The Company historically has been involved in that business segment.

    Since the beginning of the fiscal year, there have been no bankruptcy, receivership or similar proceedings with respect to the Company; there has been no material reclassification, merger or consolidation of the Company; there has been no acquisition or disposition of any material amount of assets otherwise than in the ordinary course of business. There has been no material change in the mode of conducting the business of the Company.

    (b) Financial Information about Industry Segments. During the year 2001, the Company had one reportable segment which is identified as the Energy Business Segment.

    (c) Narrative Description of Business. The one current business activity of the Company consists of the management of its interests in real properties and as discussed above is now identified as the Energy Business Segment. Such real property interests have been held and managed by the Company for lease to others for exploration and the extraction of coal and oil and gas and for surface use. From time to time sales of portions of such properties have been made. In 1997 the Company sold approximately 88.17 acres of surface land in Macon County, Missouri for a gain of $37,309.50; in 1998 sold approximately 196 acres of surface land in that county for a gain of $85,421.31; in 1999 sold approximately 26 acres of surface land for a gain of $19,282.38; and in 2000 sold approximately 4.67 acres of surface land for a gain of $3,390.36. In 2001 the Company sold
2.25 acres of surface land in Sebastian County, Arkansas, for a gain of $1,125; in 1998 the Company sold approximately 41 acres of surface land in that county, for a gain of $19,923; and in 1997 had sold 1.75 acres of surface land in that county for a gain of $800.
Also in 1999 the Company sold approximately 35 acres of surface land in that Pittsburg County, Oklahoma, for a gain of $24,207.
In addition, in 1997 the Company sold a waiver of surface rights on 7.21 acres of its Walker County, Texas property for $2,500. The properties owned at the end of the fiscal year are described in
Item 2.

    During 1993 the Company commenced a voluntary program of reforestation on reclaimed open pit coal mining property located in Arkansas and Oklahoma. The program was not federally or state mandated, but was undertaken to enhance the value of its real property and in furtherance of its concept of social responsibility. Some additional reforestation on its properties in Arkansas took place in 1997 on which the Company spent approximately $1,100 during that year. There was no additional reforestation expense in 1998, 1999, 2000 or 2001. The financial impact upon the Company, both in terms of short-term expenditures and future income should not be material.

    Another activity of Company consists of the ownership and management of its investment portfolio of marketable securities and United States government and agency obligations.

    Other than as described above, the Company produces no products nor renders any services; however, oil, gas, and coal are extracted by lessees from properties owned by the Company as more fully explained in Item 2.

    There have been no new products nor industry segments requiring the investment of a material amount of assets of the Company, and there have been no public announcements nor has information otherwise become public involving any such new products or industry segments.

    Raw materials are not essential to the Company's businesses.

    There are no patents, trademarks, licenses, franchises and concessions held by the Company.

    No business of any industry activity of the Company is or may be seasonal.

    The Company has no significant practices relating to working capital since it carries no significant amount of inventory and does not provide extended payment terms to customers.

    Bethlehem Steel Corporation was the lessee under a coal lease from the Company for a term of 40 years commencing in June, 1969, providing for minimum royalties of $50,000 annually for each of the first three years and $90,000 annually for the next 36 years, together with provisions for royalties of 22-1/2 cents per ton of coal mined and shipped against which the minimum royalties are to be applied. On October 1, 1984, this lease was amended to increase the royalty to the greater of $1.00 per ton or 3% of the F.O.B. mine selling price for all coal paid for by actual royalty or minimum royalty after that date, and Bethlehem assigned the lease to another. A portion of the leased property was subsequently subleased to another party, but Bethlehem continues to guarantee the total royalty payment. A small amount of mining has been done on the lease. The loss of the revenues from this lease would result in a material diminution in the income of the Company, but the Company has no reason to believe that the lessee has either the legal right or intention to cease making the required payments thereunder.

    Royal Oil Company of Corpus Christi, Texas ("Royal Oil") is the lessee of a number of oil and gas leases covering properties of the Company located in San Jacinto County, Texas. During 2001 Royal Oil paid to the Company royalties on production under those leases aggregating approximately $342,389 which exceeds ten percent of the Company's consolidated revenue.

    SEECO, Inc. of Fayetteville, Arkansas is the lessee of a number of oil and gas leases covering properties of the Company located in Sebastian County, Arkansas. During 2001 SEECO paid the Company royalties on production under those leases aggregating approximately $210,658.

    Except as discussed above, there are no customers to which sales are made in an amount which equals ten percent or more of the Company's consolidated revenue.

    The Company's businesses do not have any backlog of unfilled orders.

    No material portions of the businesses of the Company may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

    There are no competitive conditions in the businesses in the Company's Energy Business Segment which have a material impact on its operations.

    The Company spent no money during any of the last three fiscal years on material company-sponsored research and development activities as determined in accordance with generally accepted accounting principles. In addition, the Company spent no money during such years on material customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

    Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment will have no material effect upon the capital expenditures, earnings and competitive position of the Company. There are no material estimated capital expenditures for environmental control facilities for the remainder of the current fiscal year and the succeeding fiscal year or for any further periods which the Company deems material.

As to business intended to be done by the Company, it has, during the last five years, investigated several new business opportunities, both in the Energy Business Segment and in other reportable business segments. After review of those new business opportunities, some were either rejected as not suitable for the Company at the present time or taken off the market and others continue to be investigated by the Company for possible acquisition. Management of the Company continues to seek out and investigate such new business opportunities or expansion of existing leasing activities which could result in a more productive deployment of the Company's assets in an effort to generate more rental, bonus, and royalty income, and is considering acquiring additional mineral properties or perhaps working interests in selected oil and gas operations.

The total number of persons employed by the Company itself, as of the end of the fiscal year, was 3.

    (d) Financial Information about Geographic Areas. The Company does not engage in operations in foreign countries, nor are portions of sales or revenues derived from customers in foreign countries.

ITEM 2.  PROPERTIES

    (a) The principal physical properties of the Company are whole or partial interests in approximately 64,000 acres of real property located in Arkansas, Louisiana, Texas, Kansas, Oklahoma and Missouri. Registrant's mineral reservation under the Sam Houston National Forest in Texas on an additional 76,000 acres expired on January 1, 1985, but was extended for a five-year period on about 6,280 acres with producing wells, which period expired January 1, 1990. Another 640 of these acres were lost on January 1, 1990, and an additional 1,623 of these acres were lost on January 1, 1995, leaving the Company's rights in 4,017 remaining acres, which were due to expire January 1, 2000, unless extended. These properties were evaluated by the appropriate United States government agency to determine what portion of the acreage was in fact extended by production as of that date and what portion did expire and no material portion of that acreage failed to be extended by production. In later parts of this Item 2 references are made to the ownership of "minerals." The Company is the owner of all or part of the subsurface minerals on large portions of the properties involved, but the only minerals of primary interest to the Company are coal, oil and gas.

     (1) REAL PROPERTY INTERESTS IN THE STATE OF ARKANSAS.

         The Company is the owner of approximately 1,658 acres in fee simple, of minerals underlying approximately 16,447 additional acres, and of a number of town lots in three small towns, all in Sebastian County, Arkansas, having sold approximately
7.25 acres in 1996, 1.75 acres in 1997, and 41 acres in 1998, and
2.25 acres in 2001.

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

         Of the 13,600 acres currently under a coal lease to the assignee of Bethlehem Steel Corporation as described in the preceding paragraph, 10,537.23 acres were leased to C.D. Exploration, Inc. in 1995 under an Oil & Gas Lease for a term of five years, for which the lessee paid a bonus of approximately $105,000. This lease was subsequently extended by contract for a period of one year, and now production has commenced and the lease is continued by production.
An additional 2,346.26 acres were leased to the same lessee in 2001 for a three year term, and as yet there is no production under this lease. An additional 414 acres were leased in 1994 under three separate oil and gas leases (two to the same lessee), one for a three year term and the other two for five year terms, one of which expired in 1997 with no production, one of which expired in 1999 with no production, and one of which commenced production in 1998.
An additional 1,483.31 acres were leased in 1996 in one oil and gas lease for a term of five years, and this lease expired in 2001 with no production. In addition, the Company has fractional royalty interests in 13 small producing gas wells which are located on an approximately 7,040 acre tract of which the Company owns 2,192 acres.

    (2)  REAL PROPERTY INTERESTS IN THE STATE OF TEXAS.

    The Company was the owner of practically all of the mineral interests in approximately 90,551 acres located in the Texas counties of San Jacinto, Walker and Montgomery, of which approximately 82,674 acres were under a reservation (in a deed of December, 1935) which covered all oil, gas, sulphur and other minerals on, in, under or that may be produced from the lands for a period commencing with the date of the deed and ending on January 1, 1985, and provided further that if on said latter date minerals were being produced in paying quantities then the reservation would be extended for a five-year period as to an area of one square mile of which the well is the center and for subsequent extensions for additional five-year periods so long as paying operations are being conducted on the premises. The right to prospect for and mine and remove minerals was further limited by various requirements of the United States.

As described in Item 2(a) above, this reservation expired on January 1, 1985, and the wells then producing on such properties permitted the Company to retain until January 1, 1990, about
6,280 acres in the Mercy Field, West Mercy Field and Moroil Field and as of January 1, 1995, the Company continued to retain approximately 4,017 of such acres, while production continues. The reservation was extended for an additional five-year term which ended January 1, 2000. As discussed in Item 2(a) above, the property was evaluated to determine what portion thereof the Company is entitled to retain by production, and what portion thereof has expired, and no material portion thereof expired.

   In addition to the wells still under production from the earlier leases, in 1997 one additional lease was made on 241.73 acres of the Company's Walker County, Texas property, and a producing well was drilled on this property during 1999. In year 2000 10 acres were leased for a 3-year term. As yet there is no production under this lease.

    The Company's mineral interests in its remaining acreages of approximately 7,788.55 acres in Texas are reservations of perpetual mineral rights. In the case of approximately 7,600 of those acres, one-thirty-second of the minerals are vested in the owner of the surface of said properties but with the right in the Company to make all leases on the acreage and to keep all bonuses and rentals received under such leases. In January, 1995, the entire 7,788.55 acres of these mineral interests were leased under one oil and gas lease for a term of three years with one option to renew for an additional two years, which the lessee has exercised in January 1998, upon payment of approximately $194,000 to the Company.

The lessee originally paid a bonus of approximately $311,000 in connection with the initial term of this lease. There was no production under this lease, and therefore it expired in January, 2000, and this acreage is now open for lease.

    (3)  REAL PROPERTY INTERESTS IN THE STATE OF LOUISIANA.

    In January, 1967, the Company sold approximately 35,000 acres of Louisiana real property reserving mineral servitudes thereon. Under Louisiana law the ownership of mineral servitudes not exercised through production or drilling to a depth at which production reasonably can be expected to be found expires by liberative prescription after a period of such nonuser of ten years. No production or drilling occurred on approximately 14,000 of the acres sold in 1967 within the ten-year period and, hence, the Company's ownership of the mineral servitudes under such approximately 14,000 acres was extinguished as of January 26, 1977. During 1978, the Company's ownership of the mineral servitudes under 1,243 additional acres was extinguished because production had been exhausted for ten years. Mineral servitudes under the remaining acres sold in 1967 have been extended by drilling or production for various periods expiring after January 26, 1977.
The Company's rights to approximately 8,530 additional acres of these servitudes expired during 1994, and its rights to an additional approximate 600 acres expired in 2001.

    In the Hurricane Creek Field, Beauregard Parish, Louisiana, 880 acres are held by production which commenced in 1947. The leases of the Company in the Hurricane Creek Field provide for one-eighth gross royalties except as to 160 acres for which the gross royalty is one-fourth. In 1964, a Unitization Agreement covering one producing sand was executed by various interested parties in the Hurricane Creek Field so as to permit a secondary recovery program, and a second Unitization Agreement was executed in March, 1994.

    Approximately 400 additional acres in Beauregard Parish,
Louisiana, are held under production pursuant to a lease, the original term of which expired many years ago but which continues by production.

    The Company leased approximately 9,339 acres of its real property in Vernon Parish, Louisiana, for a term of four years, pursuant to the exercise of a geo-option made in early 1991. This lease was extended for an additional year in 1995, and one well was drilled but it turned out to be a "dry hole," and there was no production. This property is currently available for lease and if there is no further attempted production by December, 2006, the Company's rights in this property will expire.


        [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

    (4)  REAL PROPERTY INTERESTS IN OKLAHOMA AND KANSAS.

         The Company is the owner of interests in real property in three counties in eastern Oklahoma and three counties in southeast Kansas, which ownership consists of approximately 1,350 acres in fee simple (having sold approximately 35 acres of surface land located in Pittsburg County, Oklahoma during 1999), and approximately 13,546 additional acres of underlying minerals. A substantial part of such 13,546 acres of mineral ownership is described in the conveyances or reservations giving rise to such ownership as "coal" or "coal and asphaltic minerals."

        In the year 2000, 710 acres were leased for a 3-year term, and an additional 90.24 acres were leased in 2001 for a three year term. As yet there is no production from either of these leases. The Company in the past has also rented the surface of portions of its lands in Kansas and Oklahoma, largely for agricultural purposes, under leases of not to exceed one year.


    (5)  REAL PROPERTY INTERESTS IN THE STATE OF MISSOURI.

    In Randolph and Macon Counties, Missouri, the Company is the owner of approximately 44 acres in fee simple, (having sold
4 acres of surface land in 1995, approximately 88 acres of surface land in 1997, approximately 196 acres of surface land in 1998, and approximately 26 acres of surface land in 1999, and approximately 3 acres of surface land in year 2000) and of the minerals underlying 6,147 acres. Substantially all of the mineral ownership is described in the conveyances from which it arose as "coal" or "coal and other minerals." The properties involved were acquired by predecessor companies for the principal purpose of mining coal therefrom, and extensive mining was conducted thereon by the predecessors.

          The Company has previously rented the surface of portions of its lands in Missouri, largely for agricultural purposes, under leases of not to exceed one year, but no such leases are in effect at this time.


   [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

  (b)	The Company presently does not participate in any oil and
gas operations. However, the Company is the owner of certain properties (fully described above in this Item), part of which are leased to outside interests for the production of oil and gas. The Company receives bonuses, rentals and royalties for the use of the land and mineral interests leased by it.

ITEM 3.  LEGAL PROCEEDINGS

    (a) Currently, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of its property is the subject, and there are no material proceedings to which any director, officer of affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. Further, there are no administrative or judicial proceedings involving the Company or any of its subsidiaries arising under any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

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

                                 PART  II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

    (a) The common stock of the Company is traded over the counter. The approximate number of stockholders as of March 11, 2002 was 400. The range of bid and asked quotations and the dividends paid on such securities for each quarterly period during the Company's two most recent fiscal years as required by Item 201 of Regulation S-K is set forth on the inside back cover of the Annual Report as of December 31, 2001, furnished to the stockholders of the Company, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

    Cash dividends totaling $0.875 per share were paid in 2001 and 2000. The Board of Directors had expressed the intentions early in 2001 to continue paying a $0.25 per share quarterly dividend if the operating results and financial condition of the Company continued to justify it. Subsequently, the Board expressed a consensus that in subsequent quarters it might re-evaluate the quarterly dividend policy in light of possible needs to retain liquidity for potential acquisitions under consideration and for other possible areas of internal growth. In the fourth quarter of 2001, the Board declared a dividend for that quarter of $0.125 per share and explained that since total year to date earnings for that year were somewhat below total earnings for the same period of the previous year, due in substantial part to recent material decreases in energy prices, and in furtherance of the objective to retain liquidity for potential acquisitions and other possible areas of internal growth it would be advisable to reduce the quarterly dividend payment. A dividend of $0.10 per share has been declared for the first quarter of 2002, and no change in quarterly dividend policy was expressed, and the Board will continue to evaluate the operating results and financial condition of the Company and the other objectives expressed in fixing the quarterly dividend.

         There have been no sales of either registered or unregistered securities by the Company during the past three years

    (b) There have been no sales of either registered or unregistered securities by the Company during the past three years.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is set forth under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" in the Annual Report as of December 31, 2001, furnished to the stockholders of the Company, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is set forth under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS" in the Annual Report as of December 31, 2001, furnished to the stockholders of the Company, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required by this item are as follows:

     Consolidated Balance Sheets as of December 31, 2001 and 2000;

     Consolidated Statements of Earnings - Years ended December 31, 2001, 2000 and 1999;

     Consolidated Statements of Comprehensive Income - Years Ended December 31, 2001, 2000 and 1999;

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows - Years ended
     December 31, 2001, 2000 and 1999;

     Notes to Consolidated Financial Statements

These financial statements are filed as a part of this report, beginning on page 26 hereof, and areincorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    (a) The only independent accountant who was engaged during the Company's two most recent fiscal years or any subsequent interim period as the principal accountant to audit the Company's financial statements has not resigned (nor indicated it has declined to stand for re-election after the completion of the current audit) nor was dismissed.

    (b) No new independent accountant has been engaged as the principal accountant to audit the Company's financial statements during the Company's two most recent fiscal years or any subsequent interim period.


	                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is set forth on pages 4 through 6 of Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to
Schedule 14A promulgated under the Securities Exchange Act of
1934 on March 21, 2002, under the caption "ELECTION OF DIRECTORS", which portion of said definitive proxy statement is incorporated herein by this reference.

    No disclosure is being made herein of reporting person delinquencies in response to Item 405 of Securities and Exchange
Commission regulation S-K, and the Company, at the time of filing of this FORM 10-K, has reviewed the information necessary to ascertain, and has determined that, Item 405 disclosure is not expected to be contained in this Part III of FORM 10-K or incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is set forth on page 6 of Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934 filed
March 21, 2002, under the caption "ELECTION OF DIRECTORS", which portion of said definitive proxy statement is incorporated herein by this reference.

          [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The information required by this item is set forth on pages 3,4 and 5 of Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to
Schedule 14A promulgated under the Securities Exchange Act of 1934, under the captions "VOTING SECURITIES OUTSTANDING AND VOTING RIGHTS" and "ELECTION OF DIRECTORS", which portions of said definitive proxy statement are incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth on pages 3 through 6 of Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to
Schedule 14A promulgated under the Securities Exchange Act of 1934, under the caption "ELECTION OF DIRECTORS," which portion of said definitive proxy statement is incorporated herein by this reference.



	[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                         PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

     1.   Independent Auditors' Report

     2.   Consolidated Financial Statements:

             Consolidated Balance Sheets as of December 31, 2001 and 2000

             Consolidated Statements of Earnings - Years ended December 31, 2001, 2000 and 1999

             Consolidated Statements of Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999

             Consolidated Statements of Comprehensive Income - Years ended December 31, 2001, 2000 and 1999

             Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

             Notes to Consolidated Financial Statements

     3.   Consolidated Financial Statement Schedules:

          All schedules are omitted as none are currently required.

     4.   Exhibits:

          (3) (i) Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(i) to the Annual Report on Form 10-K for the Company for the fiscal year ended December 31, 2000.

          (3)(ii) Bylaws are incorporated herein by reference to Exhibit (3)(ii) to the Annual Report on Form 10-K for the Company for the fiscal year ended December 31, 2000.

          (10) Material Contracts:

          (i)  Agreement of Settlement and Release dated
          February 29, 2000 is incorporated by reference to
          Exhibit 10(i) to the Annual Report on Form 10-K for the Company for the fiscal year ended
          December 31, 1999.

          (iii)(A) Central Coal & Coke Corporation's Directors Non-Qualified Stock Option Plan is incorporated herein by reference to Exhibit (10)(iii)(A) to the Annual Report on Form 10-K for the Company for the fiscal year ended December 31, 1994. This Plan was approved by the Company's stockholders at the Annual Meeting held April 19, 1995, and is discussed in the Definitive Proxy Statement for that meeting previously filed with the Commission and in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held
          April 18, 2002, previously filed with the Commission.

          (iv) Central Natural Resources, Inc. 2001 Stock Incentive Plan approved by the Board of Directors February 7, 2001 and approved by the Stockholders at the Annual Meeting of Stockholders to held April 19, 2001. This Plan is discussed in the Definitive Proxy Statement for that meeting and was filed with the Commission with that Proxy Statement and is incorporated herein by this reference.

          (13) Portions of the Annual Report to security holders for year ended December 31, 2001 captioned "Selected Consolidated Financial Data,"
          "Management's Discussion and Analysis of Financial Condition & Results of Operations" and range of bid and asked quotations and dividends paid on common stock.

          (21) Subsidiaries of the Company

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                 SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTRAL NATURAL RESOURCES, INC.
                                     _______________________________
                                                Registrant

                                     By    /s/ Phelps M. Wood
                                         ________________________________
                                         Phelps M. Wood, President

Date: March 22, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                     By    /s/ Phelps M. Wood
                                         ________________________________
                                         Phelps M. Wood, President
                                         Principal Executive Officer
Date: March 22, 2002


                                     By    /s/ Gary J. Pennington
                                         ________________________________
                                         Gary J. Pennington
                                         General Manager, Principal
                                         Financial Officer, and
Date: March 22, 2002                     Principal Accounting Officer


                                     By    /s/ Bruce L. Franke
                                         ________________________________
                                         Bruce L Franke, Director
Date: March 22, 2002


                                     By    /s/ Ray A. Infantino
                                         ________________________________
                                         Ray A. Infantino, Director
Date: March 22, 2002


                                     By    /s/ Patrick J. Moran
                                         ________________________________
                                         Patrick J. Moran, Director

Date: March 22, 2002


                                     By    /s/ James R. Ukropina
                                         ________________________________
                                         James R. Ukropina, Director
Date: March 22, 2002


                                     By    /s/ Phelps C.Wood
                                         ________________________________
                                         Phelps C. Wood, Director
Date: March 22, 2002


                                     By    /s/ Phelps M. Wood
                                         ________________________________
                                         Phelps M. Wood, Director

             CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
                            KANSAS CITY, MISSOURI


                              Table of Contents


                                                                         Page

Independent Auditors' Report                                               27

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 2001 and 2000        28-29

    Consolidated Statements of Earnings - years ended December 31, 2001,
       2000 and 1999                                                       30

    Consolidated Statements of Stockholders' Equity - years ended December
       31, 2001, 2000 and 1999                                             31

    Consolidated Statements of Comprehensive Income - years ended December
       31, 2001, 2000 and 1999                                             32

    Consolidated Statements of Cash Flows - years ended December 31, 2001,
       2000 and 1999                                                       33

    Notes to Consolidated Financial Statements                          34-42

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Natural Resources, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                       KPMG  LLP

Kansas City, Missouri
January 25, 2002,


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

December 31, 2001 and 2000

(amounts in unit dollars)
ASSETS                                          2001         2000
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,285,926    1,748,510
  Accounts receivable                              104,882       22,500
  Securities maturing within one year,
   at amortized cost (note 2)                    3,998,404    3,970,189
  Notes receivable, current                         18,084       16,720
  Deferred income taxes (note 5)                    17,709            0
  Other                                             10,013       10,064
                                                __________   __________
Total current assets                             5,435,018    5,767,983

Equity securities, at fair value (note 2)        1,030,491    1,544,018
Notes receivable, noncurrent                        65,221       83,287
Other investments                                  350,002      100,002
Deferred income taxes (note 5)                      71,494            0

Coal deposits, real estate, equipment
 and leasehold improvements (notes 3 and 4):
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,562       25,581
  Equipment and leasehold improvements                   0        1,303
                                                __________   __________
                                                 1,668,432    1,669,754
  Less accumulated depletion, depreciation
   and amortization                                581,498      580,541
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements       1,086,934    1,089,213
                                                __________   __________
     Total assets                             $  8,039,160    8,584,503


CENTRAL NATURAL RESOURCES, INC. SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

December 31, 2001 and 2000

(amounts in unit dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY            2001         2000
                                                _________    _________
Current liabilities:
  Accounts payable and accrued expenses              4,838       10,946
  Deferred income-advance oil lease bonus           47,353            0
  Federal and state income taxes                    46,112       62,525
                                                __________   __________
Total current liabilities                           98,303       73,471

Deferred income taxes (note 5)                           0      149,993

Stockholders' equity:
  Preferred stock of $1 par value; 100,000
   shares authorized; no shares issued                   0            0
  Common stock of $1 par value; 2,500,000 shares
   authorized; 503,924 shares
   issued in 2001 and 2000                         503,924      503,924
  Retained earnings                              7,445,022    7,639,660
  Accumulated other comprehensive income (loss),
   net of deferred taxes of $(4,356) in 2001
   and $117,091 in 2000                             (8,089)     217,455
                                                __________   __________
Total stockholders' equity                       7,940,857    8,361,039

Commitments and contingencies (notes 3,6 and 9)
                                                __________   __________
Total liabilities and stockholders' equity    $  8,039,160    8,584,503

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES,INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings

Years ended December 31, 2001, 2000 and 1999


(amounts in unit dollars)
                                           2001      2000      1999
                                           _________ _________ _________
Operating revenue:
  Coal royalties (note 3)                $    90,800    94,628    97,122
  Oil and gas royalties                      626,441   592,229   395,262
  Oil and other mineral lease rentals
   and bonuses                                51,858    54,632   123,491
                                           _________ _________ _________
    Total operating revenue                  769,099   741,489   615,875

General and administrative
   expenses                                  513,121   522,082   572,096

    Operating income                         255,978   219,407    43,779

Nonoperating income:
  Investment income (note 2)                  85,124 1,063,379   826,885
  Gain on sales of real estate                 1,106     3,385    43,489
  Other                                        5,048     5,700     3,166
                                           _________ _________ _________
    Total nonoperating income                 91,278 1,072,464   873,540

    Earnings before
      income taxes                           347,256 1,291,871   917,319

Income taxes (note 5)                        100,960   435,290   266,309
                                           _________ _________ _________

    Net Earnings                         $   246,296  856,581   651,010


Earnings per share - basic and diluted   $      0.49     1.58      0.92

Weighted average number of shares of
 common stock outstanding - basic
 and diluted                                 503,924  543,528   709,470

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2001, 2000 and 1999


(amounts in unit dollars)


                                                     Accumulated
                                                        other
                Common Additional Retained  Treasury comprehensive
                stock   capital   earnings  stock      income    Total
                _______ _________ _________ _________  ________  __________

Balance,
 December
  31, 1998    $ 753,376 1,631,200 9,215,231  (617,632)   288,816 11,270,991


Net earnings          0         0   651,010         0          0    651,010
Cash dividends
 ($0.63 per
 share)               0         0  (442,998)        0          0   (442,998)
Purchase of
 6,424 shares
 of common
 stock for
 treasury             0         0         0   (98,534)         0    (98,534)
Net unrealized
 appreciation
 on investments
 available-for-
 sale                 0         0         0         0    415,130    415,130
                _______ _________ _________  ________   ________  _________
Balance,
 December
  31, 1999      753,376 1,631,200 9,423,243  (716,166)   703,946  11,795,599

Net earnings          0         0   856,581         0          0    856,581
Cash dividends
 ($.88 per
 share)               0         0  (442,753)        0          0   (442,753)
Purchase of
 205,642 shares
 of common
 stock for
 treasury             0         0         0(3,422,085)         0 (3,422,085)
Proceeds from
 option exercised
 on 4,000 shares      0         0         0    60,188          0     60,188
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0         0         0   (486,491)  (486,491)
Cancellation of
 249,452 shares
 of common
 stock for
 treasury     (249,452)(1,631,200)(2,197,411)4,078,063         0          0
               ________ __________ __________  ________   _______  ________
Balance,
 December
  31, 2000      503,924         0  7,639,660         0   217,455  8,361,039

Net earnings          0         0    246,296         0         0    246,296
Cash dividends
 ($0.88 per
 share)               0         0   (440,934)        0         0   (440,934)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                 0         0          0         0   (255,544) (225,544)
                _______  _________  __________ ________   ________  ________
Balance,
 December
  31, 2001    $ 503,924         0   7,445,022        0     (8,089) 7,940,857

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income

Years ended December 31, 2001, 2000 and 1999


(amounts in unit dollars)
                                   2001         2000         1999
                                   ___________  ___________  ___________

Net earnings                   $       246,296      856,581      651,010
                                   ___________  ___________  ___________

Other comprehensive income:
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                      (209,118)     (76,857)   1,011,444
 Income taxes                           73,191       26,900     (354,006)

       Realized gains and
  unrealized (depreciation) on
  investments, net                    (135,927)     (49,957)     657,438
                                   ___________  ___________  ___________


Less:
 Realized investment(gains)
   losses included in net
   earnings                           (137,873)    (671,590)    (372,782)
 Income taxes                           48,256      235,056      130,474
                                   ____________  ___________  ___________

                                       (89,617)    (436,534)    (242,308)
                                   ____________  ___________  ___________

                                      (225,544)    (486,491)     415,130
                                   ____________  ___________  ___________


    Comprehensive income        $       20,752      370,090    1,066,140


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999


(amounts in unit dollars)
                                   2001         2000         1999
                                   ___________  ___________  ___________
Cash flows from operating
 activities:
  Net earnings                   $     246,296      856,581      651,010

  Adjustments to reconcile net
   earnings to net cash provided by
   (used in)operating activities:
    Depletion, depreciation
     and amortization                    2,260        2,316        2,339
    Gain on sales of real estate        (1,106)      (3,385)     (43,489)
    Gain on sales of equity
     securities                       (137,873)    (671,590)    (372,782)
    Impairment charge on
     equity securities                 274,296            0            0
    Amortization of premiums and
     discounts of securities, net     (163,417)    (277,727)    (375,264)
    Deferred income taxes             (117,749)       3,505       (3,499)
    Changes in assets and
     liabilities:
      Accounts receivables and
       other assets                    (82,331)      19,779      (25,625)
      Accounts payable and accrued
       expenses                         (6,108)     (15,116)          95
      Deferred oil lease bonus          47,353            0      (97,357)
      Federal and state income
       taxes                           (16,413)      20,514       74,516

                                   ___________  ___________  ___________
 Net cash provided by
  (used in)operating
    activities                         45,208       (65,123)    (190,056)

Cash flows from investing
 activities:
  Proceeds from note receivable         16,702       15,402       12,465
  Proceeds from matured/called
   investment debt securities       20,000,000   26,972,217   30,500,000
  Purchases of investment debt
   securities                      (19,864,798) (23,194,798) (30,120,627)
  Proceeds from sales of land            1,125        3,424       44,000
  Purchases of equity securities      (478,972)  (1,314,348)    (188,578)
  Proceeds from sales of equity
   securities                          509,085    1,342,367      771,357
  Purchases of other investments      (250,000)    (100,002)           0
                                   ___________  ___________  ___________
Net cash provided by (used in)
 investing activities                  (66,858)   3,724,262    1,018,617
                                   ___________  ___________  ___________

Cash flows from financing
 Activities:
  Dividends paid                      (440,934)    (442,753)    (442,998)
  Purchase of common stock for
   treasury                                  0   (3,422,085)     (98,534)
  Proceeds from exercised options            0       60,188            0
                                   ___________  ___________  ___________
   Net cash used in financing
    activities                        (440,934)  (3,804,650)    (541,532)
                                   ___________  ___________  ___________

   Net increase (decrease) in cash
    and cash equivalents              (462,584)    (142,511)     287,029

Cash and cash equivalents,
 beginning of year                   1,748,510    1,894,021    1,606,992
                                   ___________  ___________  ___________
Cash and cash equivalents,
 end of year                     $   1,258,926    1,748,510    1,894,021

Income taxes paid during year    $     235,630      375,700      229,440

See accompanying notes to consolidated financial statements.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

(1)  Summary of Significant Accounting Policies

     Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of Central Natural Resources, Inc. (the Company) and its two wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of demand deposit accounts and a money market deposit account. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Investment Securities

     Investments in debt securities are classified as held-to-maturity securities, which are carried at amortized cost. Investment in marketable equity securities are classified as available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Other than temporary impairment is analyzed quarterly on an individual security basis based on the length of time and the extent to which market value has been less than cost, the financial condition and any specific events which effect the issuer, and the Company's intent and ability to hold the security. Other than temporary impairment is measured based on the individual security's quoted market price.

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

     Purchases and sales of securities are recorded on a trade-date basis. Accounts receivable at December 31, 2001 includes $82,382 due from a broker for securities sold.

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

December 31, 2001, 2000, and 1999

    Depreciation, Depletion, and Amortization

    Equipment and leasehold improvements are depreciated/amortized using the straight-line method over their estimated useful lives or lease terms, which range from five to seven years.

    Depletion of coal deposits is computed at the rate of $0.025 per ton of coal produced or purchased, which approximates depletion computed on a wasting-asset basis.

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

    Stock Option Plan

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144,
    Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes
    SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement.

    This statement is effective for fiscal years beginning after December 15, 2001, except in certain circumstances. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company is currently reviewing what impact the provisions of this statement will have, if any, on its financial position and results of operations. It is anticipated that the adoption of this standard will not have a significant impact on the Company's operations.

    Earnings and Dividends Per Share

    Effective December 31, 2000, the authorized number of shares were increased to a total of 2,600,000 shares-2,500,000 shares of common stock of $1.00 par value, and 100,000 shares of preferred stock of $1.00 par value.

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

    Stock options are the only common stock equivalents, however, their effect was not dilutive in the calculation of earnings per share for the years ended December 31, 2001, 2000, and 1999. Dividends per share are based on the number of shares outstanding on the dividend dates of record.

    Comprehensive Income

    Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of comprehensive income.

    Segment Information

    The Company operates in only one segment-energy. The energy segment consists of the leasing of real properties and mineral interests in the midwestern and southern United States. The Company has no foreign revenues. Coal royalties in 2001, 2000, and 1999 were received from two customers, with 99%, 95%, and 92% being received from the largest customer, respectively. Oil and mineral lease bonuses and rentals were received from three, four, and four customers in 2001, 2000, and 1999, with 91%, 56%, and 90% being recognized from the largest customer, respectively. Oil and gas royalties were received from fifteen, fourteen, and twelve customers in 2001, 2000, and 1999, with 55%, 62%, and 62%, being received from one customer, respectively.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

    Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities to prepare of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(2) Investment Securities

    The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at December 31, 2001 and 2000 are presented below. Substantially all equity securities represent common stocks of domestic corporations.


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
2001                    cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity-
  U. S. government
   agency securities  $ 3,998,404            0        (44)   3,998,360

Available-for-sale-
  Equity securities   $ 1,042,936       52,497    (64,942)   1,030,491

2000
_________________
Held-to-maturity-
  U. S. government
   agency securities  $ 3,970,189            0     (1,439)   3,968,750

Available-for-sale-
  Equity securities   $ 1,209,470      579,000   (244,452)   1,544,018

At December 31, 2001 and 2000, all U. S. government agency securities mature within one year.

The Company recognized impairment charges for declines in market values of equity securities considered to be other than temporary of $274,296 during 2001.

During the first quarter of 2000, the Company sold U. S.
government agency securities classified as held-to-maturity to fund the purchase of Company stock (see note 9). The sales proceeds of $3,472,217 approximated the securities' amortized cost.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

Investment income consists of the following for each of the years ended December 31

                                    2001       2000        1999
                                    __________  __________  __________
Interest                           $  213,386     375,156     442,978
Dividends                               8,161      16,633      11,125
Gross gains on sales of equity
 securities                           206,466     773,868     399,578
Gross losses on sales of equity
 securities                           (68,593)   (102,278)    (26,796)
Impairment charge on equity
 securities                          (274,296)          0           0
                                    __________  __________  __________
                                   $   85,124   1,063,379     826,885


(3) Coal Deposits

    The rights to 14,000 acres of coal deposits totaling approximately 84,000,000 tons of coal in place (of which from 50% to 90% could be expected to be recoverable) are leased under an agreement which extends through 2009. The agreement provides for minimum annual royalties of $90,000. Coal deposits aggregating approximately 92,000,000 tons in place with a net carrying value of approximately $710,000 at December 31, 2001 are not presently leased or producing coal in commercial quantities.

(4) Mineral Rights

    At December 31, 2001 and 2000, the Company owned approximately
    64,000 acres of mineral rights in Missouri, Kansas, Oklahoma, Arkansas, Louisiana, and Texas.

(5) Income Taxes

    Total income taxes for the years ended December 31, 2001, 2000, and 1999 were allocated as follows:

                                    2001        2000        1999
                                    __________  __________  __________
Operations                          $  100,960     435,290     266,309
Stockholders' equity, for unrealized
 appreciation (depreciation) on
 equity securities                    (121,447)   (261,958)    223,531
                                    __________  __________  __________
                                    $  (20,487)    173,332     489,840

The components of income tax expense from operations are as follows:

                                 2001      2000      1999
                                 ________  ________  ________
Federal                        $   87,280   376,481   282,434
State                              13,680    58,809   (16,125)
                                 ________  ________  ________
Total                          $  100,960   435,290   266,309

Total income tax expense for 2001, 2000, and 1999 includes deferred income tax expense (benefit) of $(117,749), $3,505, and $(3,499), respectively.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

Income tax expense relating to operations has been provided at effective rates of 29.1%, 33.7%, and 29.0% for the years ended December 31, 2001, 2000, and 1999, respectively. The reasons for the difference between the effective tax rates and the corporate federal income tax rate of 34.0% are as follows:


                                          2001   2000   1999
                                          _____  _____  _____
Expected statutory tax rate               34.0%  34.0%  34.0%
State income taxes, net of federal
 income tax effect                         2.6    2.9   (1.2)
Depletion                                 (9.6)  (2.5)  (2.3)
Other, net                                 2.1   (0.7)  (1.5)
                                          _____  _____  _____
Effective tax rate                        29.1%  33.7%  29.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

Deferred tax assets:                        2001      2000
                                            ________  ________
Impairment charge on equity securities     $ 102,493         0
Write-down of coal deposits                   45,095    45,095
Coal development costs                        31,929    30,699
Deferred income-advance oil lease
 bonus                                        17,709         0
Land sales                                    13,319    12,919
Other                                          6,828     5,095
Unrealized depreciation on available-
 for-sale securities                           4,356         0
                                            ________  ________
                                             221,729    93,808

Less valuation allowance                     (45,095)  (45,095)
                                            ________  ________
Deferred tax assets                          176,634    48,713
                                            ________  ________

Deferred tax  liabilities:
Depletion                                    (87,431)  (81,615)
Unrealized appreciation  on available-
 for-sale securities                               0  (117,091)
                                            ________  ________
Deferred tax liabilities                     (87,431) (198,706)

Net deferred tax asset (liability)        $   89,203  (149,993)

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999


(6) Operating Leases

    The Company has a five-year operating lease for its office space in Kansas City, Missouri, which became effective January 1, 1999. The lease agreement provides for annual rental payments of approximately $13,200 through 2003. Rent expense amounted to $13,182, $13,182, and $13,155 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

(8) Stock Option Plans

    Nonqualified Stock Option Plan

    In April 1995, the Company adopted a nonqualified stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to directors in lieu of cash compensation. The Plan authorizes grants of options to purchase up to 50,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have a term of ten years and vest and become fully exercisable six months after the date of grant. In 2001, 6,000 nonqualified stock options were granted under this plan.

    Stock Incentive Plan

    In February 2001, the Company adopted a stock incentive plan pursuant to which the Company's Board of Directors may issue stock awards to key employees and directors of the Company.
    This plan allows for stock options, stock appreciation rights, restricted stock, stock bonuses, performance share awards, dividend equivalents, or deferred payment rights.

    The maximum number of shares of common stock that may be delivered under this plan shall not exceed 75,000 shares. The maximum number of shares of common stock that may be delivered pursuant to options qualified as incentive stock options granted under this plan is 45,000 shares. The maximum number of shares of common stock that may be delivered to nonemployee directors shall not exceed 20,000 shares.
    The maximum number of shares subject to those options and stock appreciation rights that are granted during any calendar year to any individual shall be limited to 15,000, and the maximum individual limit on the number of shares in the aggregate subject to all awards that during any calendar year are granted under this plan shall be 25,000. Each of these limits is subject to adjustment as set forth in the plan.

    In April 2001, 2,000 incentive stock options were granted under this plan. Incentive stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All incentive stock options have a term of ten years and shall become exercisable in four annual installments.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999


A summary of stock option activity, including incentive stock options, during 2001, 2000, and 1999 is as follows:


                                           Year Ended
                       ____________________________________________________
                            2001              2000              1999
                       ________________ _________________ _________________
                               Weighted          Weighted          Weighted
                               average           average           average
                               exercise          exercise          exercise
                      Options  price    Options  price    Options  price

Options outstanding,
 beginning of period   6,000  $17.00     4,000   15.05    20,000   15.18
Granted                8,000   17.00     6,000   17.00         0       0
Exercised                  0       0    (4,000)  15.05         0       0
Forfeited                  0       0         0       0    16,000   15.18
                       _____             _____            ______

Options outstanding,
  end of period       14,000   17.00     6,000   17.00     4,000   15.05

Options exercisable
  end of period       12,000   17.00     6,000   17.00     4,000   15.05

Exercise prices for all options outstanding as of December 31, 2001 were $17.00.

The per share weighted average fair value of stock options granted during 2001 and 2000 was $1.65 and $1.74, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 2001-expected dividend yield of 5.26%, expected volatility of 17.63%, risk-free interest rate of 4.290%, and an expected life of five years; 2000-expected dividend yield of 6.08%, expected volatility of 20.07%, risk-free interest rate of 5.75%, and an expected life of five years; 1999-expected dividend yield of 6.0%, expected volatility of 15.00%, risk-free interest rate of 5.66%, and an expected life of five years.

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

                                  2001        2000        1999
                                  __________  __________  __________
         Net Earnings:
           As reported          $    246,296     856,581     651,010

           Pro forma                 233,196     849,784     646,000

         Earnings per share:
          Basic and diluted
           as reported                  0.49        1.58        0.92

           Pro forma            $       0.46        1.56        0.91

(9)  Related Party Transactions

     The Company paid $21,666 in 2001 to a company affiliated with one of its directors for its participation in a strategic planning project undertaken on behalf of the Company. The Company intends to pay an additional $20,834 in 2002 to the company affiliated with its director in relation to this project.

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

(10) Supplementary Quarterly Data (Unaudited)

                                                   2001
                                 ______________________________________
                                  First     Second     Third    Fourth
                                 quarter    quarter   quarter   quarter
                                 _______    _______   _______   _______

          Operating revenue   $  203,528    244,994   176,221   144,356
          Investment Income       79,046     60,066   (64,231)   10,243
          Net earnings            85,677    125,871    17,946    16,802
          Earnings per share
           basis and diluted        0.17       0.25      0.04      0.03
                                 _______    _______   _______   _______


                                                   2000
                                 ______________________________________
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
                                 _______    _______   _______   _______

Investment income for 2001 reflects impairment charges in the second, third, and fourth quarters of $46,088, $66,414, and $161,794, respectively.