Form 10-Q
period 2002-03-31
CENTRAL NATURAL RESOURCES INC
filed 2002-05-15
CIK 18605

Form 1O-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended March 31, 2002


                       Commission File No. 0-1392


            Central Natural Resources, Inc. and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      127 West 10th Street, Room 666
                        Kansas City, Missouri 64105


                            Phone:  816-842-2430


              Common stock outstanding as of March 31, 2002
                      $1 par value; 503,924 shares


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

                               Table of Contents

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - March 31, 2002 and
             December 31, 2001

           Consolidated Statements of Earnings and Retained Earnings
             - Three months ended March 31, 2002 and 2001

           Consolidated Statements of Comprehensive Income
             - Three months ended March 31, 2002 and 2001

           Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001

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

Consolidated Balance Sheets

March 31, 2002 and December 31, 2001
(Unaudited)

(amounts in unit dollars)
ASSETS                                             2002          2001
                                                   __________    __________
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                    $    1,211,657     1,285,926
  Accounts receivable                                  70,093       104,882
  Securities maturing within one year, at
   amortized cost (note 2)                          3,987,381     3,998,404
Notes receivable, current                              18,443        18,084
Income tax receivable                                  11,071           -
Deferred income taxes                                   8,855        17,709
Other                                                  13,293        10,013
                                                   __________    __________
Total current assets                                5,320,793     5,435,018

Equity securities, at fair value (note 2)             881,613     1,030,491
Notes receivable, noncurrent                           58,467        65,221
Other investments                                     350,002       350,002
Deferred income taxes                                 124,978        71,494

Coal deposits, real estate, equipment and
 leasehold improvements:
  Coal deposits                                     1,602,882     1,602,882
  Mineral rights                                       39,988        39,988
  Surface land                                         25,562        25,562
                                                   __________    __________
                                                    1,668,432     1,668,432
  Less accumulated depletion, depreciation
   and amortization                                  (581,498)     (581,498)
                                                   __________    __________
Net coal deposits, real estate, equipment
 and leasehold improvements                         1,086,934     1,086,934
                                                   __________    __________
Total assets                                   $    7,822,787     8,039,160

See accompanying notes to consolidated
  financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $       12,973         4,838
  Deferred income-advance oil lease bonus              23,677        47,353
  Federal and state income taxes                          -          46,112
                                                   __________    __________
     Total current liabilities                         36,650        98,303


Stockholders' equity:
  Preferred stock of $1 par value. Authorized
   100,000 shares; no shares issued                     -             -
  Common stock of $1 par value. Authorized
   2,500,000 shares; issued 503,924                   503,924       503,924
  Retained earnings                                 7,275,690     7,445,022

  Accumulated other comprehensive income (loss),
   net of deferred taxes of $3,513 in 2002
   and $(4,356)in 2001                                  6,523        (8,089)
                                                   __________    __________
Total stockholders' equity                          7,786,137     7,940,857

                                                   __________    __________
Total liabilities and stockholder's equity     $    7,822,787     8,039,160

See accompanying notes to consolidated
   financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings and Retained Earnings

Three months ended March 31, 2002 and 2001
(Unaudited)

(amounts in unit dollars)
                                                 2002           2001
                                                 __________     __________
Operating revenue:
  Coal royalties                              $          -             800
  Oil and gas royalties                              64,835        198,703
  Oil and other mineral lease
   rentals and bonuses                               23,901          4,025
                                                 __________     __________
   Total operating revenue                           88,736        203,528

General and administrative expenses                 168,159        164,962
                                                 __________     __________

   Operating income (loss)                          (79,423)        38,566
                                                 ___________    __________
Nonoperating income (loss):
  Investment income (loss)                         (180,453)        79,046
  Other                                                 131             16
                                                 __________     __________
   Total nonoperating income (loss)                (180,322)        79,062
                                                 __________     __________
   Earnings (loss)
     before income taxes                           (259,745)       117,628

Income taxes (benefit)                             (140,805)        31,951
                                                 __________     __________
   Net earnings (loss)                             (118,940)        85,677


Retained earnings at
 beginning of period                              7,445,022      7,639,660
Deduct cash dividends paid of $0.10 per
 share in 2002 and$0.25 per share in 2001           (50,392)      (125,982)
                                                  _________      _________
Retained earnings at end
 of period                                    $   7,275,690      7,599,355

Earnings (loss) per share - basic
 and diluted                                  $       (0.24)          0.17

Weighted average number
 of shares of common
 stock outstanding
   Basic                                            503,924        503,924
   Diluted                                          503,924        509,924


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2002 and 2001
(Unaudited)

(amounts in unit dollars)
                                   2002        2001
                                   ___________  __________

Net earnings (loss)              $    (118,940)     85,677
                                   ___________  __________

Other comprehensive income:
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                        31,217    (236,921)
 Income taxes                          (10,926)     82,921
                                   ___________  __________

   Realized gains and unrealized
     appreciation (depreciation)
     on investments, net                20,291    (154,000)
                                   ___________  __________
Less:
   Realized investments gains
     included in net
     earnings (loss)                    (8,736)     (2,960)
   Income taxes                          3,057       1,036
                                   ___________  __________
                                        (5,679)     (1,924)
                                   ___________  __________
                                        14,612    (155,924)
                                   ___________  __________
    Comprehensive income (loss) $     (104,328)    (70,247)


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Three months ended March 31, 2002 and 2001
(Unaudited)

(amounts in unit dollars)
                                                   2002          2001
                                                   __________    __________
Cash flows from operating activities:
  Net earnings (loss)                          $     (118,940)       85,677

  Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in) operating
       activities:
      Depletion, depreciation and amortization              -            10
      Gain on sales of equity securities               (8,736)       (2,960)
      Amortization of premiums and discounts
         Of securities, net                           (16,665)      (57,033)
      Impairment charge on equity securities          212,127             -
      Changes in assets and liabilities:
        Accounts receivable and other assets           31,509        21,106
        Deferred oil lease bonus                      (23,676)            -
        Accounts payable and accrued expenses           8,135         2,122
        Federal and state income taxes               (109,682)       19,704
                                                   __________    __________
Net cash provided by (used in)
    operating activities                              (25,928)       68,626
                                                   __________    __________

Cash flows from investing activities:
  Proceeds from note receivable                         6,395         3,986
  Proceeds from matured/called
   Investment debt securities                       8,000,000     4,000,000
  Purchases of investment debt securities          (7,972,311)   (3,966,408)
  Purchases of equity securities                      (50,584)      (81,239)
  Proceeds from sales of equity securities             18,551        55,382
  Purchase of other investments                             -      (250,000)
                                                   __________    __________
   Net cash provided by (used in)
     investing activities                              (2,051)     (238,279)

Cash flows from financing activities:
  Dividends paid                                      (50,392)     (125,982)
                                                   __________    __________

   Net decrease in cash and
    cash equivalents                                  (74,269)     (295,635)

Cash and cash equivalents, beginning of period      1,285,926     1,748,510

Cash and cash equivalents, end of period       $    1,211,657     1,452,875

See accompanying notes to consolidated financial statements.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

March 31, 2002

Note (1) Basis of Presentation:

In the opinion of Central Natural Resources, Inc. (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the periods ended
March 31, 2002, and 2001.

The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosuresrequired by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included inthe Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Oil Lease Bonuses

Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities:

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at March 31, 2002 and December 31, 2001 are as follows:



                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
March 31, 2002          cost        gains       losses      value
_________________       __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   agency securities  $  3,987,381           -       (181)   3,987,200

Available-for-sale:
  Equity securities   $    871,576      40,327    (30,290)     881,613


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
December 31, 2001       cost        gains       losses      value
_________________       __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   agency securities  $  3,998,404           -        (44)   3,998,360

Available-for-sale:
  Equity securities   $  1,042,936      52,497    (64,942)   1,030,491

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

March 31, 2002

Investment income (loss) consists of the following for each of the periods ended March 31:



                                  Three months ended
                                      March 31,
                                   2002       2001
                                  ________   _______

Realized gains on sales
 of equity securities            $   8,736     2,960
Impairment charge                 (212,127)        -
Interest Income                     21,636    73,314
Dividend Income                      1,302     2,772
                                   _______   _______
                                 $(180,453)   79,046



Investments in debt securities are classified as held-to-maturity securities, which are carried at amortized cost. Investments in marketable equity securities are classified as available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Other than temporary impairment is analyzed quarterly on an individual security basis based on the length of time and the extent to which market value has been less than cost; the financial condition and any specific events which effect the issuer; and the Company's intent and ability to hold the security. During the three months ended March 31, 2002, the Company recognized an impairment charge for declines in market values of equity securities considered to be other than temporary of $212,127.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total operating revenue was down substantially in the first quarter of 2002 from the first quarter of 2001 due primarily to decreased revenues from oil and gas royalties which, in turn, were due to decreases in the prices for oil and gas during the current quarter, coupled with somewhat decreased production. Revenue from this source may be positively impacted in the future, as a lessee has completed drilling operations and commenced production of coal bed methane gas from certain of the Company's coal properties located in Sebastian County, Arkansas. Although results of test drillings were apparently promising, commercial production has only recently begun. Accordingly, the level of commercial production on an ongoing basis is uncertain at this time, and should positive results be achieved in the commercial production of coal bed methane gas under this lease, it may very well be in the intermediate term before the Company realizes material royalty income from this source. Further, the amount of revenue ultimately received from this source will be subject to the uncertainties of price fluctuations in the market price of natural gas. Revenue from oil and other mineral lease rentals and bonuses was up somewhat in the first quarter of 2002 over the first quarter of 2001 because there were more leases in effect in the current quarter with income recognizable in that quarter.

Non-operating income was down substantially in the first quarter of 2002 from the first quarter of 2001. This decrease resulted from somewhat lower rates of return on temporary fixed income investments, and the reduced size of the portfolio of fixed income investments during the current quarter. Additionally, the Company recognized impairment charges during the first quarter of 2002 reflecting a write-down in the carrying value of certain equity securities because decreases in current market values of those securities have been deemed by Management to be other than temporary. There is a deferred tax benefit relative to such impairment charges which will be realized for income tax purposes upon future sale or disposition of the securities. There was no such impairment charge recognized in the first quarter of 2001.

Income taxes were lower for the first quarter of 2002 from the first quarter of 2001, principally as a result of reduced earnings before income taxes, and receipt of a refund of state income taxes for prior years amounting to $70,093.


Financial Condition - Liquidity and Capital Resources

The financial condition of the Company continued to be very strong through the end of the first quarter of 2002 as it was at the end of fiscal year 2001. The liquidity of the Company continues to be high as is evidenced by a favorable ratio of current assets to current liabilities, and the fact that a significant portion of the Company's net worth is represented by liquid assets.

The Company continues to have no bank debt or other lender liability outstanding and no significant other liabilities. There are no off balance sheet arrangements. In addition, since the Company carries no inventory and has no significant amount of accounts receivable or accounts payable, its working capital needs are minimal, and since it has significant liquid assets, and there are no current known demands, commitments, or contractual obligations. Management believes that liquidity should continue to be favorable and the financial condition of the Company strong. The only continuing commercial commitment is the operating lease for general office space of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Regarding future capital expenditures, the Board of Directors has recently authorized the Company to participate in a proposed oil and gas exploration venture in Texas and has authorized a capital expenditure of up to $250,000 for this project. Other than this project, the Company has no specific commitment for material capital expenditures at the present time. Management does, however, continue to actively pursue other business opportunities which may result in a more productive deployment of its assets and ultimately increase earnings, and in pursuit of that objective has focused on possible acquisition of additional mineral properties or working interest in selected oil and gas operations. In addition, Management continues to aggressively pursue development of its currently owned oil and gas and coal properties, and to attempt to lease more of its mineral properties in order to generate additional rental, bonus, and royalty income.

Although as discussed above, the liquidity of the Company continues to be favorable, it is affected by cash flows. The consolidated statement of cash flows in the accompanying consolidated financial statements illustrates that there were net decreases in cash and cash equivalents both in the first quarter of 2002 as well as the first quarter of 2001, however, the decrease was greater in the first quarter of 2001. The most significant component of the changes between the periods under comparison was the difference in cash provided by or used in investment activities; specifically, differences in the amount of proceeds from the sale of equity securities and purchase of equity securities during each such quarter, differences in the amount of proceeds from matured/called investment debt securities which were reinvested, and the purchase of a greater amount of other investments in the first quarter of 2001. The net loss in the first quarter of 2002 included certain impairment charges on equity securities described above which reduced earnings but did not reduce cash, while there was no such impairment charges in the first quarter of 2001.
The decrease in cash flows from operating activities was also affected by the timing of income tax payments. Cash used in the payment of dividends was significantly less in the first quarter of 2002 than in the first quarter of 2001 due to a reduction in the amount of the quarterly dividend as explained hereafter.


Accounting Policies, Recent Accounting Pronouncements and Other Matters

A summary of significant accounting policies was contained in Note 1 to the consolidated financial statements of the Company filed with Form 10-K for the year ended December 31, 2001. One example of a judgment made in applying a critical accounting policy is the impairment charge made relative to the decline in market value of certain securities that is deemed to be other than temporary as is referred to above. Other than temporary impairment is analyzed quarterly on an individual security basis based on the length of time (generally six to nine months) and the extent to which market value has been less than cost; the financial condition and any specific events which affect the issuer; and the Company's intent and ability to hold the security. There would be materially different reported results if different assumptions or conditions were to prevail. However, in the judgment of Management and the Board of Directors, the indicated charges were appropriate. Another example of a judgment made in applying a critical accounting policy is the periodic review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This accounting policy was also explained in Note 1 referred to above, and has been applied in the past, for example, in downward adjustments to the carrying value of the Company's coal properties. However, this accounting policy does not permit an upward adjustment in such carrying values, when Management believes the current fair market value of an asset is greater than the carrying value on the consolidated balance sheet, and in fact, Management believes that this may be the case with respect to the carrying value of certain assets on the balance sheet carried at their historical cost.

A one share for one share stock dividend was distributed to Stockholders in the first quarter of 2001. All per share and share data in the consolidated financial statements accompanying this report, and related notes, retroactively reflect the stock dividend for the periods presented. A cash dividend of $0.25 per share was paid in the first quarter of 2001, while a cash dividend of $0.10 per share was paid in the first quarter of 2002, and a cash dividend of $0.10 per share was also declared by the Board after the close of the first quarter of 2002, payable on or about May 31, 2002. While the Board of Directors had expressed the intention early in 2001 to continue paying a $0.25 per share quarterly dividend if the operating results and financial condition of the Company continued to justify it, the Board subsequently expressed a consensus that in subsequent quarters, the Board might reevaluate the quarterly dividend policy in light of possible needs to retain liquidity for potential acquisitions or other projects under consideration and for other possible areas of internal growth. In the fourth quarter of 2001, the Board declared a dividend for that quarter of $0.125 per share and explained that since total year to date earnings for that year were somewhat below total net earnings for the same period of the previous year, due in substantial part to a recent decrease in energy prices, and in furtherance of the objective to retain liquidity for potential acquisitions under consideration and for other possible areas of internal growth, it would be advisable to reduce the quarterly dividend payment accordingly. In the first quarter of 2002, the Board reduced the dividend to $0.10 per share because earnings were again down due to a continuation of lower energy prices and reduced production, and in light of the decision to acquire a working interest in oil and gas properties in Texas as described above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Concerning quantitative and qualitative disclosures concerning market risk, the primary market risk exposures of the Company relate to changes in interest rates, changes in equity security prices, and changes in certain commodity prices. The Company's exposure to market risk for changes in interest rates relate solely to its fixed income portfolio which consists of U.S. Government Agency securities. All such securities are held to maturity and have original maturities of less than one year. The Company does not use derivative financial instruments to hedge interest rates on its fixed income investment securities. The Company's exposure to market risk for changes in equity security prices relates solely to its marketable equity investment portfolio which consists primarily of common stocks of domestic, publicly held enterprises. The Company's exposure to market risk for changes in commodity prices relates to changes in the prices of coal, oil and natural gas and, the effect thereof on its royalties and rentals relating to coal deposits and mineral rights as discussed above. The Company does not use derivative commodity instruments to hedge its commodity risk exposure.

The Company was required to adopt Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets, effective January 1, 2002. The Company currently has no goodwill or significant other intangible assets. Accordingly, the adoption of SFAS No. 142 had no impact on the Company's consolidated financial statements.

On October 3, 2001, the Financial Accounting Standards Board issued
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of , it retains many of the fundamental provisions of that statement. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company was required to adopt SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial statements.

Forward-Looking Statements

This report contains forward-looking statements that are based on current expectations, estimates, forecasts, and projections about the business segment in which the Company operates, Management's beliefs, and assumptions made by Management. These and other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. These statements are not guarantees of future performance and involve assumptions and certain risks and uncertainties that are difficult to predict, such as future changes in energy prices, including fluctuations in prevailing prices for oil and gas, the Company's ability to participate in or co-venture successful exploration or production of natural resources
(such as oil, gas, coal and other minerals), results of drilling and other exploration and development activities, uncertainties regarding future political, economic, regulatory, fiscal, and tax policies and practices as well as assumptions concerning a relatively stable national economy, and the absence of a major disruption such as a domestic act of terrorism. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecast in such forward-looking statements. The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

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

(a)	The Annual Meeting of Stockholders was held April 18, 2002.

(b)	The meeting involved the election of Directors, and the
following are the Directors elected at that meeting:

                       Bruce L. Franke
                       Ray A. Infantino
                       Patrick J. Moran
                       James R. Ukropina
                       Phelps C. Wood
                       Phelps M. Wood

There were no other Directors whose term of office as a Director continued after the meeting.

    (c)(i) For the election of Directors, the votes received by all nominees were as follows:

                      Bruce L. Franke        401,552
                      Ray A. Infantino       401,552
                      Patrick J. Moran       401,552
                      James R. Ukropina      401,552
                      Phelps C. Wood         401,502
                      Phelps M. Wood         401,552

Cumulative voting is not permitted.

    (ii) At the same meeting, the Stockholders approved the appointment of the accounting firm KPMG LLP as independent public accountants to examine the financial statements of the Company for the year ending December 31, 2002 and to perform other appropriate accounting services. The holders of 407,552 shares cast their votes in favor of that appointment, the votes of 242 shares were cast against it, and the holders of 200 shares abstained.

    (d) There were no settlements between the Company and any other participants terminating any solicitation subject to Rule 14a-11.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

  CENTRAL NATURAL RESOURCES, INC.
           (Registrant)


Date:   May 15, 2002
        ____________________________

By:     /s/ Gary J. Pennington
        ____________________________

            Gary J. Pennington,
            Assistant Treasurer-
         General Manager, Principal
      Financial and Accounting Officer


Date:   May 15, 2002
        ____________________________

By:     /s/ Phelps M. Wood
        ____________________________

            Phelps M. Wood,
            President