Form 10-Q
period 2002-06-30
CENTRAL NATURAL RESOURCES INC
filed 2002-08-13
CIK 18605

Form 1O-Q


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended June 30, 2002


                     Commission File No. 0-1392


              Central Natural Resources, Inc. and Subsidiaries
      Incorporated in State of Delaware IRS Number:  44-0195290
                    127 West 10th Street, Suite 666
                      Kansas City, Missouri 64105

                         Phone:  816-842-2430

              Common stock outstanding as of June 30, 2002
                      $1 par value; 503,924 shares


The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.


                            Yes [X]     No [ ]

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - June 30, 2002 and
             December 31, 2001

           Consolidated Statements of Earnings and Retained Earnings
             - Six months ended June 30, 2002 and 2001 and three
               months ended June 30, 2002 and 2001

           Consolidated Statements of Comprehensive Income
             -Six months ended June 30, 2002 and 2001 and
              three months ended June 30, 2002 and 2001

           Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001

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

Consolidated Balance Sheets

June 30, 2002 and December 31, 2001

(amounts in unit dollars)

ASSETS                                          2002         2001

                                                __________   __________
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                   $  1,206,613    1,285,926
  Accounts receivable                               14,920      104,882
  Securities maturing within one year,
   at amortized cost (note 2)                    3,989,924    3,998,404
  Notes receivable, current                         18,817       18,084
  Deferred income taxes                                  -       17,709
  Other                                             29,151       10,013
                                                __________   __________

Total current assets                             5,259,425    5,435,018

Equity securities, at fair value (note 2)          622,529    1,030,491
Notes receivable, noncurrent                        51,603       65,221
Other investments                                  350,002      350,002
Deferred income taxes                              255,143       71,494

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,562       25,562
                                                 __________   __________

                                                 1,668,432    1,668,432

  Less accumulated depletion, depreciation
     and amortization                             (582,061)    (581,498)
                                                __________   __________

     Net coal deposits, real estate,
      equipment and leasehold improvements       1,086,371    1,086,934
                                                __________   __________

     Total assets                             $  7,625,073    8,039,160


See accompanying notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses       $      8,554        4,838
  Deferred income advance oil lease bonus                -       47,353
  Federal and state income taxes                    16,496       46,112
                                                __________   __________

Total current liabilities                           25,050       98,303
                                                __________   __________


  Preferred stock of $1 par value; 100,000
   Shares authorized; no shares issued                   -            -
  Common stock of $1 par value; 2,500,000
   Shares authorized; 503,924 issued               503,924      503,924
  Retained earnings                              7,104,746    7,445,022
  Accumulated other comprehensive loss,
   net of deferred taxes of $(4,656) in 2002
   and $(4,356) in 2001                             (8,647)      (8,089)
                                                __________   __________

  Total stockholders' equity                     7,600,023    7,940,857

                                                __________   __________

  Total liabilities and stockholders, equity  $  7,625,073    8,039,160


See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings and Retained Earnings

Six months ended June 30, 2002 and 2001 and three months ended June 30, 2002 and 2001
(Unaudited)

(amounts in unit dollars)


                                  Six months ended    Three months ended
                                      June 30,              June 30,
                                   2002      2001       2002      2001
                                _________ _________  _________ _________

Operating revenue:
  Coal royalties              $    22,500    23,300     22,500    22,500
  Oil and gas royalties           189,556   421,197    124,721   222,494
  Oil and other mineral lease
   rentals and bonuses             96,578     4,025     72,677         -
                                _________ _________  _________ _________

    Total operating revenue       308,634   448,522    219,898   244,994


General and administrative
  expenses                        292,000   286,675    123,841   121,713
                                _________ _________  _________ _________

    Operating income               16,634   161,847     96,057   123,281

Nonoperating income (loss):
  Investment income (loss)       (471,308)  139,112   (290,855)   60,066
  Other                               149        16         18         -
                                _________ _________  _________ _________

    Total nonoperating
      income (loss)              (471,159)  139,128   (290,837)   60,066
                                _________ _________  _________ _________

    Earnings (loss) before
     income taxes                (454,525)  300,975   (194,780)  183,347

Income taxes (benefit)           (215,033)   89,427    (74,228)   57,476
                                _________ _________  _________ _________

   Net earnings (loss)           (239,492)  211,548   (120,552)  125,871


Retained earnings at
 beginning of period            7,445,022 7,639,659  7,275,690 7,599,355
Deduct cash dividends paid
 of $.20 per share in 2002
 and $.50 per share in 2001      (100,784) (251,962)   (50,392) (125,981)
                                _________  _________  _________ _________

Retained earnings at end
 of period                    $ 7,104,746  7,599,245  7,104,746 7,599,245


Earnings (loss) per share-
   basic and diluted          $     (0.48)      0.42      (0.24)     0.25


Weighted average number
 of shares of common stock
    outstanding
  Basic                           503,924    503,924    503,924   503,924
  Diluted                         503,924    503,998    503,924   503,924



See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income
Six months ended June 30, 2002 and 2001 and three months ended June 30, 2002 and 2001
(Unaudited)

(amounts in unit dollars)

                                  Six months ended     Three months ended
                                      June 30,               June 30,
                                   2002      2001        2002      2001
                                _________ _________   _________ _________

Net earnings (loss)         $    (239,492)  211,548    (120,552)  125,871
                                _________ _________   _________ _________


Other comprehensive income:
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                   16.311  (260,194)    (14,906)  (23,277)
 Income taxes                      (5,709)   91,069       5,217     8,148
                                _________ _________   _________ _________


    Realized gains and
     unrealized appreciation
     (depreciation)
     on investments, net           10,602  (169,125)     (9,689)  (15,129)
                                 ________ _________   _________ _________

Less:
 Realized investment gains
  included in net
  earnings (loss)                 (17,169)  (47,729      (8,433)  (44,769)

 Income taxes                       6,009    16,705       2,952    15,669
                                _________ _________   _________ _________

                                  (11,160)  (31,024)     (5,481)  (29,100)
                                _________ _________   _________ _________

                                     (558) (200,149)    (15,170)  (44,229)
                                _________ _________   _________ _________

    Comprehensive
      income (loss)            $ (240,050)   11,399    (135,722)   81,642


See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Six months ended June 30, 2002 and 2001
(Unaudited)

(amounts in unit dollars)


                                                   2002         2001
                                                 _________    _________

Cash flows from operating activities:
  Net earnings (loss)                         $   (239,492)     211,548
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating
      activities:
    Depletion, depreciation
       and amortization                                563          573
    Gain on sales of equity securities             (17,169)     (47,729)
    Amortization of premiums and discounts of
      Securities, net                              (34,128)    (101,819)
    Impairment charge on equity securities         535,133       46,088
    Changes in assets and liabilities:
      Accounts receivable and other assets          70,824        8,381
      Deferred oil lease bonus                     (47,353)           -
      Accounts payable and accrued expenses          3,716        2,137
      Federal and state income taxes              (195,256)     (54,959)
                                                 _________    _________


   Net cash provided by
        operating activities                        76,838       64,584
                                                 _________    _________

Cash flows from investing activities:
  Proceeds from note receivable                     12,885       12,208
  Proceeds from matured/called investment
   debt securities                              12,000,000   12,000,000
  Purchases of investment debt securities      (11,957,392) (11,915,195)
  Purchases of equity securities                  (171,250)    (285,698)
  Proceeds from sales of equity securities          60,390      256,892
  Purchase of other investments                          -     (250,000)
                                                 _________    _________

   Net cash used in
    investing activities                           (55,367)    (181,793)
                                                 _________    _________

Cash flows from financing activities
  Dividend paid                                   (100,784)    (251,962)


   Net decrease in cash and cash equivalents       (79,313)    (369,171)


Cash and cash equivalents,
 beginning of year                               1,285,926    1,748,510

                                                 _________    _________

Cash and cash equivalents,
 end of period                                $  1,206,613    1,379,339


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

June 30, 2002

(1) Basis of Presentation:

In the opinion of Central Natural Resources Inc. (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the periods ended June 30, 2002 and 2001.

The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.


Oil Lease Bonuses

Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally
One year).

(2) Investment Securities:

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at June 30, 2002 and December 31, 2001 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
June 30, 2002           cost        gains       losses      value
__________________      __________  __________  __________  __________

Held-to-maturity:
 U. S. government
  agency securities   $  3,989,924           0     (1,124)   3,988,800

Available-for-sale:
  Equity securities   $    635,832      14,358    (27,661)     622,529



December 31, 2001
_________________

Held-to-maturity:
 U. S. government
   agency securities  $  3,998,404           0         44     3,998,360

Available-for-sale:
  Equity securities   $  1,042,936      52,497    (64,942)   1,030,491




CENTRAL NATURAL RESOURCES INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


Investment income consists of the following for each of the periods ended June 30:



                                   Six months ended    Three months ended
                                        June 30,             June 30,
                                     2002      2001       2002      2001
                                  ________   _______     _______  _______

Realized gains on sales
 of equity securities            $  17,169    47,729       8,433   44,769
Interest Income                     44,052   132,082      22,416   58,768
Dividend Income                      2,604     5,389       1,302    2,617
Impairment charge                 (535,133)  (46,088)   (323,006) (46,088)
                                   ________   _______     _______  _______

                                 $(471,308)  139,112    (290,855)  60,066



Investments in debt securities are classifiedas held-to-maturity securities, which are carried at amoritizedCost. Investments in marketable equity securitites are classified as available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Other than temporary impairment is analyzed quarterly on an individual security basis based on the length of time and the extent to which market value has been less than cost; the financial condition and any specific events which effect the issuer; and the Company's intent and ability to hold the security. During the six and three months ended June 30, 2002, the Company recognized an impairment charge for declines in market values of equity securities considered to be other than temporary of $535,133 and $323,006, respectively. During the six and three months ended June 30, 2001, the Company recognized an impairment charge for declines in market values of equity securities considered to be other than temporary of $46,088.

(3) Subsequent Event

During the quarter ended June 30, 2002, the Company's Board of Directors authorized to spend up to $250,000 to participate in oil and gas exploration on certain property located in Texas. The Company has incurred $137,466 in relation to this project subsequent to June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total operating revenue was down substantially in the first six months of 2002 from the first six months of 2001, and also down somewhat in the second quarter of 2002 from the second quarter of 2001. The decreases were due primarily to decreased revenues from oil and gas royalties which, in turn, were due to decreases in the prices for oil and gas during the current periods under comparison, coupled with somewhat decreased production. As mentioned in prior reports, a lessee has completed drilling operations and commenced production of coal bed methane gas from certain of the Company's coal properties located in Sebastian County, Arkansas. Some revenue from royalties from this operation have been received during the current periods under comparison. However, commercial production has only begun during the current fiscal year, and the level of commercial production on an ongoing basis is uncertain at this time. Should production increase, and royalty revenue from this source increase, it still may very well be in the intermediate term before the Company realizes materially increased royalty income from this source. Further, the amount of revenue ultimately received from this source will be subject to the uncertainties of price fluctuations in the market price of natural gas.

The decreases in revenues from oil and gas royalties in the current periods were somewhat offset by increases in revenue from oil and other mineral lease rentals and bonuses in the first six months of 2002 over the first six months of 2001, and also in the second quarter of 2002 over the second quarter of 2001. These increases resulted from more leases being in effect in the current periods with income recognizable in those periods.

Nonoperating income was down substantially both in the first six-month period of 2002 compared to the first six months of 2001, and also in the second quarter of 2002 from the second quarter of 2001. These decreases resulted from somewhat lower rates of return on temporary fixed income investments, and the reduced size of the portfolio of fixed income investments during the current periods. Also, contributing to the decreases were reduced gains realized on sales of equity securities. Additionally, the Company recognized impairment charges during both the first and second quarter of 2002 reflecting write-downs in the carrying value of certain equity securities because decreases in current market values of those securities have been deemed by Management to be other than temporary. This is explained in more detail in Note 2 to the accompanying Consolidated Financial Statements. There was such a write-down in the second quarter of 2001, but none in the first quarter of 2001.

Income taxes were lower for the first six months of 2002 from the first six months of 2001, principally as a result of reduced earnings before income taxes, and receipt of a sizeable refund of state income taxes for prior years in 2002 amounting to $70,093.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Financial Condition - Liquidity and Capital Resources

The financial condition of the Company continued to be strong through the end of the second quarter of 2002 as it was at the end of fiscal year 2001. The liquidity of the Company continues to be high as is evidenced by a favorable ratio of current assets to current liabilities, and the fact that a significant portion of the Company's net worth continues to be represented by liquid assets.

The Company continues to have no bank debt or other lender liability outstanding and no significant other liabilities. There are no off balance sheet arrangements. In addition, since the Company carries no inventory and has no significant amount of accounts receivable or accounts payable, its working capital needs are minimal, and since it has significant liquid assets, and there are no current known demands, commitments, or contractual obligations, Management believes that liquidity should continue to be favorable and the financial condition of the Company strong. The only continuing commercial commitment is the operating lease for general office space of the Company.

Regarding future capital expenditures, as reported last quarter, the Board of Directors authorized the Company to participate in an oil and gas exploration venture in the Willow Creek area in Liberty and Hardin Counties, Texas. The Board has authorized a capital expenditure of up to $250,000 for this project, approximately $137,466 of which was paid after the close of the second quarter of 2002. Other than this project, the Company has no specific commitment for material capital expenditures at the present time. Management does, however, continue to actively pursue other business opportunities which may result in a more productive deployment of its assets and ultimately increase earnings, and in pursuit of that objective has focused on possible acquisition of additional mineral properties or working interests in selected oil and gas operations. In addition, Management continues to aggressively pursue development of its currently owned oil and gas and coal properties and to attempt to lease more of its mineral properties in order to generate additional rental, bonus and royalty income.

Although as discussed above, the liquidity of the Company continues to be favorable, it is affected by cash flows. The consolidated statement of cash flows in the accompanying Consolidated Financial Statements illustrate that there were net decreases in cash and cash equivalents both in the first six months of 2002 and the first six months of 2001, however, the decrease was greater in the first six months of 2001. The most significant component of the changes between the periods under comparison was the difference in cash provided by or used in investment activities; specifically, differences in the amount of proceeds from the sale of equity securities and purchases of equity securities during each such period, differences in the amount of proceeds from mature/called investment debt securities which were reinvested, and the purchase of a greater amount of other investments in the first six months of 2001. The net loss in the first six months of 2002 included certain impairment charges on equity securities described above which reduced earnings but did not reduce cash, while the amount of such impairment charges in the first six months of 2001 was substantially less. The decrease in cash flows from operating activities was also affected by the timing of income tax payments. Cash used in the payment of dividends was significantly less in the first six months of 2002 than in the first six months of 2001 due to a reduction in the amount of quarterly dividend as explained hereafter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Accounting Policies, Recent Accounting Pronouncements and Other Matters

A summary of significant accounting policies was contained in Note 1 to the consolidated financial statements of the Company filed with Form 10-K for the year ended
December 31, 2001. One example of a judgment made in applying a critical accounting policy is the impairment charge made relative to the decline in market value of certain securities that is deemed to be other than temporary as is referred to above. Other than temporary impairment is analyzed quarterly on an individual security basis based on length of time
(generally six to nine months), and the extent to which market value has been less than cost; the financial condition and any specific events which affect the issues; and the Company's intent and ability to hold the security. There would be materially different reported results if different assumptions or conditions were to prevail. In the judgment of Management and the Board of Directors, the indicated charges were appropriate, however, they have taken note of the fact that for the last two complete fiscal years
(2000 and 2001) and the first two quarters of 2002 in the aggregate, total return on the equity portfolio (including realized gains on the sale of equity securities, dividends and other income items) net of all such impairment charges was still positive by over $44,000. Another example of a judgment made in applying a critical accounting policy is the periodic review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This accounting policy was also explained in Note 1 referred to above, and has been applied in the past, for example, in downward adjustments to the carrying value of the Company's coal properties.
However, this accounting policy does not permit an upward adjustment in such carrying values when Management believes the current fair market value of an asset is greater than the carrying value on the balance sheet and in fact Management believes that this may be the case with respect to the carrying value of certain assets on the balance sheet carried at their historical cost.

A one share for one share stock dividend was distributed to Stockholders in the first quarter of 2001. All per share and share data in the consolidated financial statements accompanying this report, and related notes, retroactively reflect the stock dividend for the periods presented. Cash dividends of $0.25 per share were paid in the first quarter and second quarter of 2001, while cash dividends of $0.10 per share were paid in the first quarter and second quarter of 2002. While the Board of Directors had expressed the intention early in 2001 to continue paying a $0.25 per share quarterly dividend if the operating results and financial condition of the Company continued to justify it, the Board subsequently expressed a consensus that in subsequent quarters the Board might reevaluate the quarterly dividend policy in light of possible needs to retain liquidity for potential acquisitions or other projects under consideration and for other possible areas of internal growth. In the fourth quarter of 2001, the Board declared a dividend for that quarter of $0.125 per share and explained that since total year to date earnings for that year were somewhat below total net earnings for the same period of the previous year, due in substantial part to a recent decrease in energy prices, and in furtherance of the objective to retain liquidity for potential acquisitions under consideration and for other possible areas of internal growth, it would be advisable to reduce the quarterly dividend payment accordingly. In the first quarter of 2002, the Board reduced the dividend to $0.10 per share because earnings were again down due in part to a continuation of lower energy prices and reduced production, and in light of the decision to acquire a working interest in oil and gas properties in Texas as described above, and the reduced dividend of $0.10 per share was also paid in the second quarter of 2002.

The Company was required to adopt SFAS No. 142, Goodwill and
Other Intangible Assets, effective January 1, 2002.  The
Company currently has no goodwill or significant other intangible assets, and accordingly the adoption of SFAS had no impact on the Company's financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes, SFAS No.121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of , it retains many of the fundamental provisions of that statement.
This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion
No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company was required to adopt SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's financial statements.

Forward-Looking Statements

This report contains forward-looking statements that are based on current expectations, estimates, forecasts, and projections about the business segment in which the Company operates, Management's beliefs, and assumptions made by Management.
These and other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. These statements are not guarantees of future performance and involve assumptions and certain risks and uncertainties that are difficult to predict, such as future changes in energy prices, including fluctuations in prevailing prices for oil and gas, the Company's ability to participate in or co-venture successful exploration or production of natural resources (such as oil, gas, coal and other minerals), results of drilling and other exploration and development activities, uncertainties regarding future political, economic, regulatory, fiscal, and tax policies and practices as well as assumptions concerning a relatively stable national economy, and the absence of a major disruption such as a domestic act of terrorism. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecast in such forward-looking statements. The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

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

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

PART II, ITEM 4. - SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

The following meeting of Stockholders was held during the second quarter of 2002, the quarter to which this report pertains.

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



      CENTRAL NATURAL RESOURCES INC.
               (Registrant)


Date:   August 13, 2002
        ____________________________

By:     /s/ Leonard L. Noah
        ____________________________
            Leonard L. Noah,
         Chief Financial Officer



Date:   August 13, 2002
        ____________________________

By:     /s/   Phelps C. Wood
        ____________________________
              Phelps C. Wood
              President

                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


With respect to the Quarterly Report of Central Natural Resources, Inc., a Delaware corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard Noah, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:   August 13, 2002
        ____________________________

By:     /s/ Leonard L. Noah
        ____________________________
            Leonard L. Noah,
         Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as a part of the Report or as a separate disclosure document.

                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


With respect to the Quarterly Report of Central Natural Resources, Inc., a Delaware corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Phelps C. Wood,
President of the Company, certify, pursuant to 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:   August 13, 2002
        ____________________________

By:     /s/ Phelps C. Wood
        ____________________________
            Phelps C. Wood,
            President

The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as a part of the Report or as a separate disclosure document.