Form 10-Q
period 2002-09-30
CENTRAL NATURAL RESOURCES INC
filed 2002-11-15
CIK 18605

Form 1O-Q


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended September 30, 2002


                     Commission File No. 0-1392


              Central Natural Resources, Inc. and Subsidiaries
      Incorporated in State of Delaware IRS Number:  44-0195290
                      911 Main Street, Suite 1710
                      Kansas City, Missouri 64105

                         Phone:  816-842-2430

              Common stock outstanding as of September 30, 2002
                      $1 par value; 503,924 shares


The Registrant (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.


                            Yes [X]     No [ ]

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - September 30, 2002 and
             December 31, 2001

           Consolidated Statements of Earnings and Retained Earnings
             - nine months ended September 30, 2002 and 2001 and three
               months ended September 30, 2002 and 2001

           Consolidated Statements of Comprehensive Income
             -nine months ended September 30, 2002 and 2001 and
              three months ended September 30, 2002 and 2001

           Consolidated Statements of Cash Flows - nine months ended September 30, 2002 and 2001

           Notes to Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About
          Market Risk

        Item 4. Controls and Procedures

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

        Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


PART I - FINANCIAL INFORMATION         ITEM 1.  FINANCIAL STATEMENTS

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

September 30, 2002 and December 31, 2001

(amounts in unit dollars)

ASSETS                                          2002         2001

                                                __________   __________
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                   $  1,058,070    1,285,926
  Accounts receivable                                    -      104,882
  Securities maturing within one year,
   at amortized cost (note 2)                    3,996,089    3,998,404
  Notes receivable, current                         18,817       18,084
  Income taxes receivable                          161,852            -
  Deferred income taxes                                  -       17,709
  Other                                             20,079       10,013
                                                __________   __________

Total current assets                             5,254,907    5,435,018

Equity securities, at fair value (note 2)          447,167    1,030,491
Notes receivable, noncurrent                        51,603       65,221
Investment in CNR Production LLC                   143,256            -
Other investments                                  350,002      350,002
Deferred income taxes                              140,476       71,494

Coal deposits, real estate, equipment
 and leasehold improvements:
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,562       25,562
                                                 __________   __________

                                                 1,668,432    1,668,432

  Less accumulated depletion, depreciation
     and amortization                             (582,623)    (581,498)
                                                __________   __________

     Net coal deposits, real estate,
      equipment and leasehold improvements       1,085,809    1,086,934
                                                __________   __________

     Total assets                             $  7,473,220    8,039,160


See accompanying notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses       $     20,804        4,838
  Deferred income advance oil lease bonus                -       47,353
  Federal and state income taxes                         -       46,112
                                                __________   __________

Total current liabilities                           20,804       98,303
                                                __________   __________


  Preferred stock of $1 par value; 100,000
   Shares authorized; no shares issued                   -            -
  Common stock of $1 par value; 2,500,000
   Shares authorized; 503,924 issued               503,924      503,924
  Retained earnings                              6,952,248    7,445,022
  Accumulated other comprehensive loss,
   net of deferred taxes of $(2,022) in 2002
   and $(4,356) in 2001                             (3,756)      (8,089)
                                                __________   __________

  Total stockholders' equity                     7,452,416    7,940,857

                                                __________   __________

  Total liabilities and stockholders, equity  $  7,473,220    8,039,160


See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings and Retained Earnings

Nine months ended September 30, 2002 and 2001 and three months ended September 30, 2002 and 2001
(Unaudited)

(amounts in unit dollars)


                                 Nine months ended    Three months ended
                                     September 30,        September 30,
                                   2002      2001       2002      2001
                                _________ _________  _________ _________

Operating revenue:
  Coal royalties              $    45,000    45,800     22,500    22,500
  Oil and gas royalties           312,957   550,762    123,401   129,565
  Oil and other mineral lease
   rentals and bonuses            100,415    28,181      3,837    24,156
                                _________ _________  _________ _________

    Total operating revenue       458,372   624,743    149,738   176,221


General and administrative
  expenses                        417,534   385,443    125,534    98,768
                                _________ _________  _________ _________

    Operating income               40,838   239,300     24,204    77,453

Nonoperating income (loss):
  Investment income (loss)       (664,797)   74,881   (193,671)  (64,231)
  Gain on sales of real estate          -     1,106          -     1,106
  Other                             2,431     5,048      2,280     5,032
                                _________ _________  _________ _________

    Total nonoperating
      income (loss)              (662,548)   81,035   (191,391)  (58,093)
                                _________ _________  _________ _________

    Earnings (loss) before
     income taxes                (621,710)  320,335   (167,187)   19,360

Income taxes (benefit)           (280,115)   90,841    (64,918)    1,414
                                _________ _________  _________ _________

   Net earnings (loss)           (341,595)  229,494   (102,269)   17,946


Retained earnings at
 beginning of period            7,445,020 7,639,660  7,104,910 7,599,246
Deduct cash dividends paid
 of $.30 and $.75 per share
 for the nine months ended
 September 30, 2002 and 2001,
 and $.10 and $.25 per share for
 the three months ended
 September 30, 2002 and 2001     (151,177) (377,943)   (50,393) (125,981)
                                _________  _________  _________ _________

Retained earnings at end
 of period                    $ 6,952,248  7,491,211  6,952,248 7,491,211


Earnings (loss) per share-
   basic and diluted          $     (0.68)      0.46      (0.20)     0.04


Weighted average number
 of shares of common stock
    outstanding
  Basic                           503,924    503,924    503,924   503,924
  Diluted                         503,924    503,924    503,924   503,924



See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Loss
Nine months ended September 30, 2002 and 2001 and three months ended September 30, 2002 and 2001
(Unaudited)

(amounts in unit dollars)

                                  Nine months ended     Three months ended
                                     September 30,         September 30,
                                   2002      2001        2002      2001
                                _________ _________   _________ _________

Net earnings (loss)         $    (341,595)  229,494    (102,269)   17,946
                                _________ _________   _________ _________


Other comprehensive income:
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                  (41,814) (671,216)    (58,125) (411,022)
 Income taxes                      14,635   234,925      20,344   143,856
                                _________ _________   _________ _________


    Realized gains and
     unrealized appreciation
     (depreciation)
     on investments, net          (27,179) (436,291)    (37,781) (267,166)
                                 ________ _________   _________ _________

Less:
 Realized investment losses
  (gains) included in net
  earnings (loss)                  48,497    (2,713)     65,666    45,016

 Income taxes                     (16,974)      950     (22,983)  (15,755)
                                _________ _________   _________ _________

                                   31,523    (1,763)     42,683    29,261
                                _________ _________   _________ _________

                                    4,344  (438,054)      4,902  (237,905)
                                _________ _________   _________ _________

    Comprehensive
      loss                     $ (337,251) (208,560)    (97,367) (219,959)


See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Nine months ended September 30, 2002 and 2001
(Unaudited)

(amounts in unit dollars)


                                                   2002         2001
                                                 _________    _________

Cash flows from operating activities:
  Net earnings (loss)                         $   (341,595)     229,494
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating
      activities:
    Depletion, depreciation
       and amortization                              1,125        1,135
    Loss(Gain)on sales of equity securities         48,497       (2,713)
    Gain on sales of Real estate                         -       (1,106)
    Amortization of premiums and discounts of
      Securities, net                              (51,138)    (137,953)
    Impairment charge on equity securities         686,229      112,502
    Changes in assets and liabilities:
      Accounts receivable and other assets          94,816       15,575
      Deferred net lease bonus                     (47,353)      71,030
      Accounts payable and accrued expenses         15,966        8,133
      Federal and state income taxes              (259,237)    (113,732)
                                                 _________    _________


   Net cash provided by
        operating activities                       147,310      182,365
                                                 _________    _________

Cash flows from investing activities:
  Proceeds from note receivable                     12,885       12,208
  Proceeds from matured/called investment
   debt securities                              16,000,000   16,000,000
  Purchases of investment debt securities      (15,946,547) (15,876,930)
  Proceeds from sales of land                            -        1,125
  Purchases of equity securities                  (296,138)    (419,274)
  Proceeds from sales of equity securities         149,067      312,893
  Purchase of other investments                   (143,256)    (250,000)
                                                 _________    _________

   Net cash used in
    investing activities                          (223,989)    (219,978)
                                                 _________    _________

Cash flows from financing activities
  dividend paid                                   (151,177)    (377,943)


   Net decrease in cash and cash equivalents      (227,856)    (415,556)


Cash and cash equivalents,
 beginning of year                               1,285,926    1,748,510

                                                 _________    _________

Cash and cash equivalents,
 end of period                                $  1,058,070    1,3332,954


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

September 30, 2002

(1) Basis of Presentation:

In the opinion of Central Natural Resources Inc. (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the periods ended September 30, 2002 and 2001.

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

(2) Investment Securities:

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at September 30, 2002 and December 31, 2001 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
September 30, 2002           cost        gains       losses      value
__________________      __________  __________  __________  __________

Held-to-maturity:
 U. S. government
  agency securities   $  3,996,089           0       (289)   3,995,800

Available-for-sale:
  Equity securities   $    452,944       2,662     (8,439)     447,167



December 31, 2001
_________________

Held-to-maturity:
 U. S. government
   agency securities  $  3,998,404           0        (44)   3,998,360

Available-for-sale:
  Equity securities   $  1,042,936      52,497    (64,942)   1,030,491


CENTRAL NATURAL RESOURCES INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements


Investment income consists of the following for each of the periods ended September 30:



                                   Nine months ended   Three months ended
                                      September 30,        September 30,
                                     2002      2001       2002      2001
                                  ________   _______     _______  _______

Realized (losses)gains on sales
 of equity securities            $ (48,497)    2,713     (65,666) (45,016)
Impairment charge                 (686,229) (112,502)   (151,096) (66,414)
Interest Income                     62,943   177,943      18,891   45,861
Dividend Income                      6,804     6,727       4,200    1,338
                                   ________   _______     _______  _______

                                 $(664,979)   74,881    (193,671) (64,231)



Investments in debt securities are classified as held-to-maturity securities, which are carried at amoritized cost. Investments in marketable equity securitites are classified as available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Other than temporary impairment is analyzed quarterly on an individual security basis based on the length of time and the extent to which market value has been less than cost; the financial condition and any specific events which effect the issuer; and the Company's intent and ability to hold the security. During the nine and three months ended September 30, 2002, the Company recognized an impairment charge for declines in market values of equity securities considered to be other than temporary of $686,229 and $151,096, respectively. During the nine and three months ended September 30, 2001, the Company recognized an impairment charge for declines in market values of equity securities considered to be other than temporary of $112,502 and $66,414 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total operating revenue was down substantially in the first nine months of 2002 from the first nine months of 2001, and also down in the third quarter of 2002 from the third quarter of 2001. The decreases were due primarily to decreased revenues from oil and gas royalties which, in turn, were due to decreased production of oil and gas during the current periods under comparison, coupled with a slight decrease in average prices during the comparable periods.
As mentioned in prior reports, a lessee continues to expand drilling operations and has commenced production of coal bed methane gas from certain of the Company's coal properties located in Sebastian County, Arkansas, with some revenue from royalties from this operation received during the current fiscal periods under comparison. Commercial production, however, has only begun during the current fiscal year and the level of commercial production on an ongoing basis is uncertain at this time. Should production increase, and royalty revenue from this source increase, it still may very well be in the intermediate term before the Company realizes materially increased royalty income from the source. Further, the amount of revenue ultimately received from this source will be subject to the uncertainties of price fluctuations in the market price of natural gas.

The decrease in revenues from oil and gas royalties in the current nine month period was somewhat offset by increases in revenue from oil and other mineral lease rentals and bonuses in the first nine months of 2002 over the first nine months of 2001. Mineral lease rentals and bonuses decreased in the third quarter of 2002 from the third quarter of 2001. The increases in the first nine months of 2002 resulted from more leases being in effect with income recognizable during that period. The decrease in revenue from oil and other mineral lease rentals and bonuses in the third quarter of 2002 from 2001 is the result of decreased lease rental and bonus activity in the third quarter of 2002 and the fact that the bulk of the lease rental and bonus revenue for 2001 was received in the third quarter.

General and administrative expenses increased somewhat in the current periods due primarily to increased compensation associated with the engagement of a full time Chief Executive Officer.

Non-operating income was down substantially in both the first nine-month period of 2002 compared to the first nine months of 2001, and also in the third quarter of 2002 from the third quarter of 2001. These decreases resulted from lower rates of return on temporary fixed income investments, reduced investment income resulting from reduced capital gains on sales of securities and the reduced size of the portfolio of fixed income investments during the current period. Additionally, the Company recognized impairment charges during the first, second and third quarter of 2002 reflecting write-downs in the carrying value of certain equity securities because decreases in current market values of those securities have been deemed by Management to be other than temporary.
This is explained in more detail in Note 2 to the accompanying Financial Statements. There was such a write-down in the second and third quarters of 2001, but none in the first quarter of 2001.

Income tax benefits for the first nine months of 2002 reflect receipt of a refund of state income taxes for prior years amounting to $70,093.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Financial Condition - Liquidity and Capital Resources

The financial condition of the Company continued to be strong through the end of the third quarter of 2002 as it was at the end of the fiscal year in 2001. The liquidity of the Company continues to be high as is evidenced by a favorable ratio of current assets to current liabilities, and the fact that a significant portion of the Company's net worth continues to be represented by liquid assets.

The Company continues to have no bank debt or other lender liability outstanding and no significant other liabilities. There are no off balance sheet arrangements. In addition, since the Company carries no inventory and has no significant amount of accounts receivable or accounts payable, its working capital needs are minimal, and since it has significant liquid assets, and there are no current known demands, commitments or contractual obligations, Management believes that liquidity should continue to be favorable and the financial condition of the Company strong.
The only continuing commercial commitment is the operating lease for general office space of the Company. The Company established new offices in the third quarter of 2002, and is presently located at 911 Main St., Suite 1710, Kansas City, MO, 64105. The phone number of (816) 842-2430 remains current.

Regarding future capital expenditures, as reported in prior filings, the Board of Directors authorized the Company to participate in an oil and gas exploration venture in Texas. The Board has authorized a capital expenditure of up to $250,000 for this project, approximately $143,051 of which has been paid through the close of the third quarter of 2002. Other than this project, the Company has no specific commitment for material capital expenditures at the present time. Management does, however, continue to actively pursue other business opportunities which may result in a more productive deployment of its assets and ultimately increase earnings, and in pursuit of that objective has focused on the possible acquisition of additional mineral properties or working interests in selected oil and gas operations. In addition, Management continues to aggressively pursue development of its currently owned oil and gas and coal properties and to attempt to lease more of its mineral properties in order to generate additional rental, bonus and royalty income.

Although as discussed above, the liquidity of the Company continues to be favorable, it is affected by cash flows. The consolidated statement of cash flows in the accompanying Consolidated Financial Statements illustrates that there were net decreases in cash and cash equivalents both in the first nine months of 2002 as well as the first nine months of 2001, however, the decrease was greater in the first nine months of 2002. The most significant component of the changes between the periods under comparison was the difference in cash provided by or used in investment activities; specifically, differences in the amount of proceeds from the sale of equity securities and purchase of equity securities during each such period, differences in the amount of proceeds from matured/called investment debt securities which were reinvested, and the purchase of a greater amount of other investments in the first nine months of 2001. Another significant component of the changes between the periods under comparison was the difference in cash used in financing activities; specifically, differences in the amount of cash used in the payment of dividends which was significantly less in the first nine months of 2002 than in the first nine months of 2001 due to a reduction in the amount of the quarterly dividend as explained hereafter. Also contributing to the difference was a net loss in the first nine months of 2002 compared to net earnings in the first nine months of 2001. The net loss in the first nine months of 2002 included certain impairment charges on equity securities described above which reduced earnings but did not reduce cash, while the amount of such impairment charges in the first nine months of 2001 was less. The decrease in cash flows from operating activities was also affected by the timing of both income tax payments and the recognition of income from deferred oil lease bonuses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Accounting Policies, Recent Accounting Pronouncements and Other Matters

A summary of significant accounting policies was contained in Note 1 to the consolidated financial statements of the Company filed with Form 10-K for the year ended December 31, 2001. One example of a judgment made in applying a critical accounting policy is the impairment charge made relative to the decline in market value of certain securities that is deemed to be other than temporary as is referred to above. The impairment of the value of securities is analyzed quarterly on an individual security basis based on the length of time (generally six months), and the extent to which market value has been less than cost; the financial condition and any specific events which affect the issuer; and the Company's intent and ability to hold the security. There would be materially different reported results if different assumptions or conditions were to prevail. In the judgment of Management and the Board of Directors, the indicated charges were appropriate, however, they have taken note of the fact that the overall return of the portfolio since inception is positive. Another example of a judgment made in applying a critical accounting policy is the periodic review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This accounting policy was also explained in Note 1 referred to above, and has been applied in the past, for example, in downward adjustments to the carrying value of the Company's coal properties. However, this accounting policy does not permit an upward adjustment in such carrying values, when Management believes the current fair market value of an asset is greater than the carrying value on the balance sheet and in fact Management believes that this may be the case with respect to the carrying value of certain assets on the balance sheet carried at their historical cost.

A cash dividend of $0.25 per share was paid in the first quarter of 2001, while a cash dividend of $0.10 per share was paid in the first, second and third quarter of 2002. While the Board of Directors had expressed the intention early in 2001 to continue paying a $0.25 per share quarterly dividend if the operating results and financial condition of the Company continued to justify it, the Board subsequently expressed a consensus that in subsequent quarters the Board might reevaluate the quarterly dividend policy in light of possible needs to retain liquidity for potential acquisitions or other projects under consideration and for other possible areas of internal growth. In the fourth quarter of 2001, the Board declared a dividend for that quarter of $0.125 per share and explained that since total year to date earnings for that year were somewhat below total net earnings for the same period of the previous year, due in substantial part to a recent decrease in energy prices, and in furtherance of the objective to retain liquidity for potential acquisitions under consideration and for other possible areas of internal growth, it would be advisable to reduce the quarterly dividend payment accordingly. In the first quarter of 2002, the Board reduced the dividend to $0.10 per share because earnings were again down due in part to a continuation of lower energy prices and reduced production, and in light of the decision to acquire a working interest in oil and gas properties in Texas as described above, and the reduced dividend of $0.10 per share was also paid in the second and third quarters of 2002. After the close of the current quarter, the Board declared a dividend of $.10 per share to be paid in the fourth quarter.

The Company was required to adopt SFAS No. 143 Accounting for Asset Retirement Obligations and, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. The adoption of SFAS No 143 and, SFAS No.144 had no impact on the Company's financial statements.

Forward-Looking Statements

This report contains forward-looking statements that are based on current expectations, estimates, forecasts, and projections about the business segment in which the Company operates, Management's beliefs, and assumptions made by Management. These and other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. These statements are not guarantees of future performance and involve assumptions and certain risks and uncertainties that are difficult to predict, such as future changes in energy prices, including fluctuations in prevailing prices for oil and gas, the Company's ability to participate in or co-venture successful exploration or production of natural resources (such as oil, gas, coal and other minerals), results of drilling and other exploration and development activities, uncertainties regarding future political, economic, regulatory, fiscal, and tax policies and practices as well as assumptions concerning a relatively stable national economy, and the absence of a major disruption such as a domestic act of terrorism. In addition, the company relies on professional and management services provided by third parties in certain of its operating activities. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecast in such forward-looking statements. The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days of the filing of this quarterly report, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures mean controls and other procedures that are designed to ensure that the financial and non-financial information required to be disclosed in the Company's periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner. The evaluation was conducted with the participation of Management and under the supervision of the President and Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Company's Management concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation.

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


Date:   November 14, 2002
        ____________________________

By:     /s/ Leonard L. Noah
        ____________________________
            Leonard L. Noah,
         Chief Financial Officer



Date:   November 14, 2002
        ____________________________

By:     /s/   Phelps C. Wood
        ____________________________
              Phelps C. Wood
              President and
              Chief Executive Officer

                  CERTIFICATION


I, Leonard Noah, Chief Financial Officer of Central Natural
Resources, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central Natural Resources, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
(or persons performing the evaluation function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   November 14, 2002

        ____________________________

By:     /s/ Leonard L. Noah
        ____________________________
            Leonard L. Noah,
         Chief Financial Officer

                  CERTIFICATION


I, Phelps C. Wood, President and Chief Executive Officer of Central Natural Resources, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central Natural Resources, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
(or persons performing the evaluation function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002
        ____________________________

By:     /s/ Phelps C. Wood
        ____________________________
            Phelps C. Wood,
            President and
            Chief Executive Officer

                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


With respect to the Quarterly Report of Central Natural Resources, Inc., a Delaware corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard Noah, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:   November 14, 2002
        ____________________________

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

                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


With respect to the Quarterly Report of Central Natural Resources, Inc., a Delaware corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Phelps C. Wood, President of the Company, certify, pursuant to 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:   November 14, 2002
        ____________________________

By:     /s/ Phelps C. Wood
        ____________________________
            Phelps C. Wood,
            President and
            Chief Executive Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as a part of the Report or as a separate disclosure document.