Form 10-K
period 2002-12-31
CENTRAL NATURAL RESOURCES INC
filed 2003-03-31
CIK 18605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                             __________________


                                  FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2002

                         Commission File No. 0-1392

                       CENTRAL NATURAL RESOURCES, INC.

            (Exact name of registrant as specified in its charter)

    Delaware                                                     44-0196290
__________________                                       __________________
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification No.)

911 Main Street Suite 1710, Kansas City, Missouri                     64105
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

     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes  [   ]  No  [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (203,020 shares), as of March 15, 2003 was $2,821,978.

     The number of shares outstanding of the issuer's only class of common stock as of March 15, 2003 is as follows:

             Common Stock ($1.00 Par Value) . . . . . . 498,924

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to security holders for fiscal year ended December 31, 2002, captioned "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition & Results of Operations" and range of bid and asked questions and dividends paid on common stock. (Part II)

     Definitive Proxy Statement furnished to security holders and the Securities and Exchange Commission on March 24, 2003, relative to the Annual Meeting of Stockholders to be held on April 22, 2003. (Part III)


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                  PART I

ITEM 1.  BUSINESS

    (a) General Development of Business. Central Natural Resources, Inc. (hereinafter "the Company") is a Delaware corporation and the general development of its current one business segment, the Energy Business Segment, is described in the narrative description of the business contained in Section 1(c) hereafter. The Company historically has been involved principally in that business segment.

Since the beginning of the fiscal year, there have been no bankruptcy, receivership or similar proceedings with respect to the Company;
there has been no material reclassification, merger or consolidation of the Company; there has been no acquisition or disposition of any material amount of assets otherwise than in the ordinary course of business. Other than the hiring of a full time President, effective July, 2002, there has been no material change in the mode of conducting the business of the Company.

    (b) Financial Information about Industry Segments. During the year 2002, the Company had one reportable segment which is identified as the Energy Business Segment.

    (c) Narrative Description of Business. The one current business activity of the Company consists of the management of its interests in real properties as well as the ownership of its working interests and as discussed above are now identified as the Energy Business Segment. Certain real property interests have been held and managed by the Company for lease to others for exploration and the extraction of coal and oil and gas and for surface use. From time to time sales of portions of such properties have been made. The properties owned at the end of the fiscal year are described in Item 2.

    During 1993 the Company commenced a voluntary program of reforestation on reclaimed open pit coal mining property located in Arkansas and Oklahoma. The program was not federally or state mandated, but was undertaken to enhance the value of its real property and in furtherance of its concept of social responsibility. Some additional reforestation on its properties in Arkansas took place in 1997 on which the Company spent approximately $1,100 during that year, and there was no additional reforestation expense after that year. The financial impact upon the Company, both in terms of short-term expenditures and future income should not be material.

    Another activity of the Company consists of the ownership and management of its investment portfolio of marketable securities and United States government and agency obligations.

    Other than as described above, the Company produces no products nor renders any services; however, oil, gas, and coal are extracted by lessees from properties owned by the Company as more fully explained in Item 2.

    There have been no new products or industry segments requiring the investment of a material amount of assets of the Company, and there have been no public announcements nor has information otherwise become public involving any such new products or industry segments.

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

    Royal Oil Company of Corpus Christi, Texas ("Royal Oil") is the lessee of a number of oil and gas leases covering properties of the Company located in San Jacinto County, Texas. During 2002 Royal Oil paid to the Company royalties on production under those leases aggregating approximately $167,487 which exceeds ten percent of the Company's consolidated revenue.

    SEECO, Inc. of Fayetteville, Arkansas is the lessee of a number of oil and gas leases covering properties of the Company located in Sebastian County, Arkansas. During 2002 SEECO paid the Company royalties on production under those leases aggregating approximately $76,602.

    CDX Gas, of Dallas, Texas is the lessee of a number of oil and gas leases covering properties of the Company located in Sebastian County, Arkansas, and Pittsburg, County Oklahoma. During 2002 CDX Gas paid the Company royalties on production under those leases aggregating approximately $137,076.

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

    The Company spent no money during any of the last three fiscal years on material company-sponsored research and development activities as determined in accordance with generally accepted accounting principles. In addition, the Company spent no money during such years on material customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment will have no material effect upon the capital expenditures, earnings and competitive position of the Company. There are no material estimated capital expenditures for environmental control facilities for the remainder of the current fiscal year and the succeeding fiscal year or for any further periods which the Company deems material.

    As to business intended to be done by the Company, it has, during the last five years, investigated several new business opportunities, both in the Energy Business Segment and in other reportable business segments. After review of those new business opportunities, some were either rejected as not suitable for the Company at the present time or taken off the market and others continue to be investigated by the Company for possible acquisition. Management of the Company continues to seek out and investigate such new business opportunities or expansion of existing leasing activities or working interests in oil and gas operations which could result in a more productive deployment of the Company's assets in an effort to generate more operating, rental, bonus, and royalty income, and is considering acquiring additional mineral properties or additional working interests in selected oil and gas operations. While the Company has not limited itself geographically with respect to future working interest opportunities, the Company has focused primarily on properties in the continental United States that are located on or near areas with historic production.

    The total number of persons employed by the Company itself, as of the end of the fiscal year, was 3.

    (d) Financial Information about Geographic Areas. The Company does not engage in operations in foreign countries, nor are portions of sales or revenues derived from customers in foreign countries.


ITEM 2.  PROPERTIES

    (a) The principal physical properties of the Company are whole or partial interests in approximately 64,000 acres of real property located in Arkansas, Louisiana, Texas, Kansas, Oklahoma and Missouri. Certain of the Company's mineral reservations under the Sam Houston National Forest in Texas have expired, leaving the Company's rights in 4,017 remaining acres, which were due to expire January 1, 2000, unless extended by production. These properties were evaluated by the appropriate United States government agency to determine what portion of the acreage was in fact extended by production as of that date and what portion did expire and no material portion of that acreage failed to be extended by production. In later parts of this Item 2 references are made to the ownership of "minerals." The Company is the owner of all or part of the subsurface minerals on large portions of the properties involved, but the only minerals of primary interest to the Company are coal, oil and gas.

    A wholly owned subsidiary of the Company is participating in an exploratory seismic shoot on approximately 64,000 acres of property in Liberty and Hardin Counties in east Texas. As a participant in this seismic shoot, the Company has an opportunity to participate in a 2% undivided working interest the aforementioned acreage.

    Subsequent to the 2002 fiscal year end, a wholly owned subsidiary of the Company purchased a working interest in certain oil and gas properties in the Tabasco field located in Hidalgo County, Texas and in the Flores and Flores West fields in Starr County and Hidalgo County, Texas. A two percent working interest was purchased for $1,080,000. This transaction gives the subsidiary a fee determinable interest in the property and allows the subsidiary to be a joint interest party for as long as there is production.

     (1) REAL PROPERTY INTERESTS IN THE STATE OF ARKANSAS.

    The Company is the owner of approximately 1,658 acres in fee simple, of minerals underlying approximately 16,447 additional acres, and of a number of town lots in three small towns, all in Sebastian County, Arkansas.

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

    Of the 13,600 acres currently under a coal lease to the assignee of Bethlehem Steel Corporation as described in the preceding paragraph, 10,537.23 acres were leased to C.D. Exploration, Inc. in 1995 under an Oil & Gas Lease for a term of five years, for which the lessee paid a bonus of approximately $105,000. This lease was subsequently extended by contract for a period of one year, and now production has commenced and the lease is continued by production. An additional 2,346.26 acres were leased to the same lessee in 2001 for a three year term, and as yet there is no production under this lease. An additional 414 acres were leased in 1994 under three separate oil and gas leases (two to the same lessee), one for a three year term and the other two for five year terms, one of which expired in 1997 with no production, one of which expired in 1999 with no production, and one of which commenced production in 1998. Two new leases were made during 2002. One covers
122.27 acres, for a term of three years, and as yet there is no production on this lease. The other lease covers 3.37 acres, for a term of 3 years and production commenced on this lease in 2002. In addition, the Company has fractional royalty interests in 10 small producing gas wells which are located on an approximately 3,840 acre tract of which the Company owns 2,286 acres.

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

    In addition to the wells still under production from the earlier leases, in 1997 one additional lease was made on 241.73 acres of the Company's Walker County, Texas property, and a producing well was drilled on this property during 1999. An additional producing well was drilled on this property in 2002. In year 2000 10 acres were leased for a 3-year term. As yet there is no production under this lease.

    The Company's mineral interests in its remaining acreages of approximately 7,788.55 acres in Texas are reservations of perpetual mineral rights. In the case of approximately 7,600 of those acres, one-thirty-second of the minerals are vested in the owner of the surface of said properties but with the right in the Company to make all leases on the acreage and to keep all bonuses and rentals received under such leases. Additionally, a wholly owned subsidiary of the Company acquired those working interests in oil and gas properties in Texas as detailed in Subparagraph (a) above.

    (3)  REAL PROPERTY INTERESTS IN THE STATE OF LOUISIANA.

    In January, 1967, the Company sold approximately 35,000 acres of Louisiana real property reserving mineral servitudes thereon.
Under Louisiana law the ownership of mineral servitudes not exercised through production or drilling to a depth at which production reasonably can be expected to be found expires by liberative prescription after a period of such nonuser of ten years. No production or drilling occurred on approximately 14,000 of the acres sold in 1967 within the ten-year period and, hence, the Company's ownership of the mineral servitudes under such approximately 14,000 acres was extinguished as of January 26, 1977. During 1978, the Company's ownership of the mineral servitudes under 1,243 additional acres was extinguished because production hadbeen exhausted for ten years. Mineral servitudes under the remaining acres sold in 1967 have been extended by drilling or production for various periods expiring after January 26, 1977. The Company's rights to approximately 8,530 additional acres of these servitudes expired during 1994, and its rights to an additional approximate 600 acres expired in 2001.

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


        [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

    (4)  REAL PROPERTY INTERESTS IN OKLAHOMA AND KANSAS.

    The Company is the owner of interests in real property in three counties in eastern Oklahoma and three counties in southeast Kansas, which ownership consists of approximately 1,350 acres in fee simple and approximately 13,546 additional acres of underlying minerals.
A substantial part of such 13,546 acres of mineral ownership is described in the conveyances or reservations giving rise to such ownership as "coal" or "coal and asphaltic minerals."

    In the year 2000, 710 acres were leased for a 3-year term, this lease was terminated in 2002. An additional 90.24 acres were leased in 2001 for a three year term. In 2002 another 600 acres were leased for a term of 3 years, with one option to renew for an additional two years. As yet there is no production from either of these leases. The Company in the past has also rented the surface of portions of its lands in Kansas and Oklahoma, largely for agricultural purposes, under leases of not to exceed one year.

    (5)  REAL PROPERTY INTERESTS IN THE STATE OF MISSOURI.

    In Randolph and Macon Counties, Missouri, the Company is currently the owner of approximately 44 acres in fee simple, (having sold approximately 3 acres of surface land in 2000) and of the minerals underlying 6,147 acres. Substantially all of the mineral ownership is described in the conveyances from which it arose as "coal" or "coal and other minerals." The properties involved were acquired by predecessor companies for the principal purpose of mining coal therefrom, and extensive mining was conducted thereon by the predecessors.

    The Company has previously rented the surface of portions of its lands in Missouri, largely for agricultural purposes, under leases of not to exceed one year, but no such leases are in effect at this time.

	[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

    (b) In 2002, the Company did not participate in any producing oil and gas operations. However, the Company is the owner of certain properties (fully described above in this Item), part of which are leased to outside interests for the production of oil and gas. The Company receives bonuses, rentals and royalties for the use of the land and mineral interests leased by it.

ITEM 3.  LEGAL PROCEEDINGS

    (a) Currently, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of its property is the subject, and there are no material proceedings to which any director, officer of affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. Further, there are no administrative or judicial proceedings involving the Company or any of its subsidiaries arising under any federal, state or local provisionswhich have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

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

                                  PART  II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

    (a) The common stock of the Company is traded over the counter.
The approximate number of stockholders as of March 15, 2003 was 400.
The range of bid and asked quotations and the dividends paid on such securities for each annual period during the Company's two most recent fiscal years as required by Item 201 of Regulation S-K is set forth on the inside back cover of the Annual Report as of December 31, 2002, furnished to the stockholders of the Company, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

    Cash dividends totaling $0.875 per share were paid in 2001 and $0.40 per share in 2002. The Board of Directors had expressed the intentions early in 2001 to continue paying a $0.25 per share quarterly dividend if the operating results and financial condition of the Company continued to justify it. Subsequently, the Board expressed a consensus that in subsequent quarters it might re-evaluate the annual dividend policy in light of possible needs to retain liquidity for potential acquisitions under consideration and for other possible areas of internal growth. In the fourth quarter of 2001, the Board declared a dividend for that quarter of $0.125 per share and explained that since total year to date earnings for that year were somewhat below total earnings for the same period of the previous year, due in substantial part to recent material decreases in energy prices, and in furtherance of the objective to retain liquidity for potential acquisitions and other possible areas of internal growth it would be advisable to reduce the annual dividend payment. In the first quarter of 2002, the Board reduced the quarterly dividend to $.0.10. A $0.10 dividend was declared for each of the three following quarters in 2002. A dividend of $0.10 per share has been declared for the first quarter of 2003, and no change in quarterly dividend policy was expressed, and the Board will continue to evaluate the operating results and financial condition of the Company and the other objectives expressed in fixing the quarterly dividend.

    There have been no sales of either registered or unregistered securities by the Company during the past three years.

    (b) There have been no sales of either registered or unregistered securities by the Company during the past three years.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is set forth under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" in the Annual Report as of December 31, 2002, furnished to the stockholders of the Company, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is set forth under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION & RESULTS OF OPERATIONS" in the Annual Report as of
December 31, 2002, furnished to the stockholders of the Company, and attached as an exhibit hereto, which portion of the Annual Report is incorporated herein by this reference.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements required by this item are as follows:Consolidated Balance Sheets as of December 31, 2002 and 2001;

    The consolidated financial statements required by this item are as follows:

     Consolidated Balance Sheets as of December 31, 2002 and 2001;

     Consolidated Statements of Operations - Years ended December 31, 2002, 2001 and 2000;

     Consolidated Statements of Comprehensive Income(Loss)- Years Ended December 31, 2002, 2001 and 2000;

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 2002, 2001 and 2000.

     Consolidated Statements of Cash Flows - Years ended
     December 31, 2002, 2001 and 2000;

     Notes to Consolidated Financial Statements

These financial statements are filed as a part of this report, and are ncorporated herein by this reference.

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

	                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information required by this item is set forth on pages 4 through 6 of the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934 on March 24, 2003, under the caption "ELECTION OF DIRECTORS", which portion of said definitive proxy statement is incorporated herein by this reference.

    Based on a review of copies of forms furnished to the Company by its directors, executive officers, and the beneficial owners of more than ten percent of the Company's stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, and written representations from the individuals concerned, the Company believes that during 2002 all Section 16(a) filing requirements applicable to such persons were compliedwith, except with respect to Leonard L. Noah, who became a reporting person pursuant to Section 16(a) in August, 2002. Mr. Noah was 14 days late in filing his Form 3 after becoming a reporting person.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is set forth on pages 6 through 8 of the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934 filed March 24, 2003, under the caption "ELECTION OF DIRECTORS", which portion of said definitive proxy statement is incorporated herein by this reference.

	[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth on pages 3 through 5 of the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934, under the captions "VOTING SECURITIES OUTSTANDING AND VOTING RIGHTS" and "ELECTION OF DIRECTORS", which portions of said definitive proxy statement are incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth on pages 4 through 6 of the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Schedule 14A promulgated under the Securities Exchange Act of 1934, under the caption
"ELECTION OF DIRECTORS," which portion of said definitive proxy statement is incorporatedherein by this reference.


	[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

ITEM 14. CONTROLS AND PROCEDURES

    Within 90 days of the filing of this annual report, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures mean controls and other procedures that are designed to ensure that the financial and non-financial information required to be disclosed in the Company's periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner. The evaluation was conducted with the participation of Management and under the supervision of the President and the Chief Financial Officer. Based on the evaluation, the Company's Management concluded that the Company's disclosure controls and procedures were effective.

    There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation.

                              PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

    1.  Independent Auditors' Report

    2.  Consolidated Financial Statements:

        Consolidated Balance Sheets as of December 31, 2002 and 2001;

        Consolidated Statements of Operations - Years ended December 31, 2002, 2001 and 2000;

        Consolidated Statements of Comprehensive Income(Loss)- Years Ended December 31, 2002, 2001 and 2000;

        Consolidated Statements of Stockholders' Equity - Years ended December 31, 2002, 2001 and 2000.

        Consolidated Statements of Cash Flows - Years ended
        December 31, 2002, 2001 and 2000;

        Notes to Consolidated Financial Statements


    3.  Consolidated Financial Statement Schedules:

        All schedules are omitted as none are currently required.

    4.  Exhibits:

       (3)(i) Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(i) to the Annual Report on Form 10-K for the Company for the fiscal year ended December 31, 2000.

       (3)(ii) Bylaws.

       (10) Material Contracts:

       (i) Agreement of Settlement and Release dated February 29, 2000 is incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K for the Company for the fiscal year ended December 31, 1999.

       (iii)(A) Central Coal & Coke Corporation's Directors Non-Qualified Stock Option Plan is incorporated herein by reference to Exhibit
       (10)(iii)(A) to the Annual Report on Form 10-K for the Company for the fiscal year ended December 31, 1994. This Plan was approved by the Company's stockholders at the Annual Meeting held April 19, 1995, and is discussed in the Definitive Proxy Statement for that meeting previously filed with the Commission and in the Definitive Proxy Statement for the Annual Meeting of
       Stockholders to be held April 22, 2003 previously filed with the Commission.

       (iv) Central Natural Resources, Inc. 2001 Stock Incentive Plan approved by the Board of Directors February 7, 2001 and approved by the Stockholders at the Annual Meeting of Stockholders held April 19, 2001. This Plan is discussed in the Definitive Proxy Statement for that meeting and was filed with the Commission with that Proxy Statement and is incorporated herein by this reference.

       (13) Portions of the Annual Report to security holders for year ended December 31, 2002 captioned "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition & Results of Operations" and range of bid and asked quotations and dividends paid on common stock.

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

                                     CENTRAL NATURAL RESOURCES, INC.
                                     _______________________________
                                                Registrant

                                     By    /s/ Phelps C. Wood
                                         ________________________________
                                         Phelps C. Wood, President

Date: March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                     By    /s/ Phelps C. Wood
                                         ________________________________
                                         Phelps C. Wood, President
                                         Principal Executive Officer
Date: March 28, 2003


                                     By    /s/ Leonard L. Noah
                                         ________________________________
                                         Leonard L. Noah
                                         Chief Financial Officer Principal
                                         Financial Officer, and
Date: March 28, 2003                     Principal Accounting Officer


                                     By    /s/ Bruce L. Franke
                                         ________________________________
                                         Bruce L Franke, Director
Date: March 28, 2003


                                     By    /s/ Ray A. Infantino
                                         ________________________________
                                         Ray A. Infantino, Director
Date: March 28, 2003


                                     By    /s/ Patrick J. Moran
                                         ________________________________
                                         Patrick J. Moran, Director

Date: March 28, 2003


                                     By    /s/ James R. Ukropina
                                         ________________________________
                                         James R. Ukropina, Director
Date: March 28, 2003


                                     By    /s/ Phelps C.Wood
                                         ________________________________
                                         Phelps C. Wood, Director
Date: March 28, 2003


                                     By    /s/ Phelps M. Wood
                                         ________________________________
                                         Phelps M. Wood, Director

                               CERTIFICATIONS


I, Phelps C. Wood, President and chief executive officer of Central Natural Resources, Inc. certify that:

 1. I have reviewed this annual report on Form 10-K of Central Natural Resources, Inc.

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   March 28, 2003

/s/ Phelps C. Wood
____________________________________
Phelps C. Wood
President

                               CERTIFICATIONS


I, Leonard L. Noah, Chief Financial Officer of Central Natural Resources, Inc. certify that:

 1. I have reviewed this annual report on Form 10-K of Central Natural Resources, Inc.

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 28, 2003

/s/ Leonard L. Noah
____________________________________
Leonard L. Noah
Chief Financial Officer

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


With respect to the Annual Report of Central Natural Resources, Inc., a Delaware corporation (the "Company"), on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Phelps C. Wood, President and chief executive officer of the Company, certify, pursuant to 18 U.S.C.
Sections 1350, as adopted pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:   March 28, 2003.

/s/ Phelps C. Wood
____________________________________
Phelps C. Wood
President & Chief Executive Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Sections 1350 and is not being filed as a part of the Report or as a separate disclosure document.

                              CERTIFICATION PURSUANT TO
                                18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


With respect to the Annual Report of Central Natural Resources, Inc., a Delaware corporation (the "Company"), on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard L. Noah, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sections 1350, as adopted pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:   March 28, 2003.

/s/ Leonard L. Noah
____________________________________
Leonard L. Noah
Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Sections 1350 and is not being filed as a part of the Report or as a separate disclosure document.

              CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
                            KANSAS CITY, MISSOURI


                              Table of Contents


                                                                         Page

Independent Auditors' Report                                               33

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 2002 and 2001        34-35

    Consolidated Statements of Operations - years ended December 31,
       2002, 2001 and 2000                                                 36

    Consolidated Statements of Stockholders' Equity - years ended
       December 31, 2002, 2001 and 2000                                    37

    Consolidated Statements of Comprehensive Income(Loss) - years
       ended December 31, 2002, 2001 and 2000                              38

    Consolidated Statements of Cash Flows - years ended December 31,
       2002, 2001 and 2000                                                 39

    Notes to Consolidated Financial Statements                          40-48

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Natural Resources, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                       KPMG  LLP

Kansas City, Missouri
March 10, 2003,


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

December 31, 2002 and 2001

(amounts in unit dollars)
ASSETS                                          2002         2001
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $  1,956,795    1,285,926
  Accounts receivable                               22,500      104,882
  Securities maturing within one year,
   at amortized cost (note 2)                    2,994,347    3,998,404
  Notes receivable, current                         65,221       18,084
  Income tax receivable                            206,867            0
  Deferred income taxes (note 5)                     4,204       17,709
  Other                                             11,416       10,013
                                                __________   __________
Total current assets                             5,261,350    5,435,018

Equity securities, at fair value (note 2)          642,637    1,030,491
Notes receivable, noncurrent                             0       65,221
Investment in oil and gas lease                    150,135            0
Other investments                                  350,002      350,002
Deferred income taxes (note 5)                      13,200       71,494

Coal deposits, real estate, equipment
 and leasehold improvements (notes 3 and 4):
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,562       25,562
                                                __________   __________
                                                 1,668,432    1,668,432
  Less accumulated depletion, depreciation
   and amortization                                583,748      581,498
     Net coal deposits, real estate,            __________   __________
      equipment and leasehold improvements       1,084,684    1,086,934
                                                __________   __________
     Total assets                             $  7,502,008    8,039,160



CENTRAL NATURAL RESOURCES, INC. SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Balance Sheets

December 31, 2002 and 2001

(amounts in unit dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY            2002         2001
                                                _________    _________
Current liabilities:
  Accounts payable and accrued expenses             20,279        4,838
  Deferred income-advance oil lease bonus           11,250       47,535
  Federal and state income taxes                         0       46,112
                                                __________   __________
Total current liabilities                           31,529       98,303


Stockholders' equity:
  Preferred stock of $1 par value; 100,000
   shares authorized; no shares issued                   0            0
  Common stock of $1 par value. Authorized
   2,500,000 shares; issued 503,924 shares
     in 2001 and 2001                              503,924      503,924
  Treasury Stock-5,000 shares at December
   31, 2002                                        (71,250)           0
  Retained earnings                              6,941,699    7,445,022
  Accumulated other comprehensive income (loss),
   net of deferred taxes of $51,749 in 2002
   and $(4,356) in 2001                             96,106       (8,089)
                                                __________   __________
Total stockholders' equity                       7,470,479    7,940,857

Commitments and contingencies (notes 3,6 and 9)
                                                __________   __________
Total liabilities and stockholders' equity    $  7,502,008    8,039,160

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES,INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Operations

Years ended December 31, 2002, 2001 and 2000


(amounts in unit dollars)
                                           2002      2001      2000
                                           _________ _________ _________
Operating revenue:
  Coal royalties (note 3)                $    90,000    90,800    94,628
  Oil and gas royalties                      434,227   626,441   592,229
  Oil and other mineral lease rentals
   and bonuses                                89,164    51,858    54,632
                                           _________ _________ _________
    Total operating revenue                  613,391   769,099   741,489

General and administrative
   expenses                                  553,000   513,121   522,082

    Operating income                          60,391   255,978   219,407

Nonoperating income:
  Investment(loss) income (note 2)          (620,647)   85,124 1,063,379
  Gain on sales of real estate                     0     1,106     3,385
  Other                                        2,446     5,048     5,700
                                           _________ _________ _________
    Total nonoperating(loss)income          (618,201)   91,278 1,072,464

    (Loss) earnings before income taxes     (557,810)  347,256 1,291,871

Income taxes (note 5)                       (256,056)  100,960   435,290
                                           _________ _________ _________

    Net(loss)Earnings                    $  (301,754)  246,296   856,581
                                           _________ _________ _________

Earnings(loss)per share - basic
  and diluted                            $     (0.60)     0.49      1.58

Weighted average number of shares of
 common stock outstanding - basic
 and diluted                                 503,603   503,924   543,528

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2002, 2001 and 2000


(amounts in unit dollars)


                                                                     Accumulated
                                                                       other
                      Common    Additional  Retained     Treasury   comprehensive
                      stock      capital    earnings      stock        income       Total
                      _______   _________  _________     _________   ________   ___________

Balance,
 December
  31, 1999          $ 753,376   1,631,200  9,423,243      (716,166)   703,946    11,795,599


Net earnings                0           0    856,581             0          0       856,581
Cash dividends
 ($0.88 per
 share)                     0           0   (442,753)            0          0      (442,753)
Purchase of
 205,642 shares
 of common
 stock for
 treasury                   0           0          0    (3,422,085)         0    (3,422,085)

Proceeds from
 options
 exercised on
 4,000 shares               0           0          0       60,188           0        60,188
Net unrealized
 depreciation
 on investments
 available-for-
 sale                       0           0          0           0    (486,491)       (486,491)
Cancellation of
 249,452 shares
 of common
 stock for
 Treasury            (249,452) (1,631,200) (2,197,411) 4,078,063           0               0
                      _______   _________   _________   ________     ________       _________
Balance,
 December
  31, 2000           503,924            0   7,639,660          0      217,455       8,361,039

Net earnings               0            0     246,296          0            0         246,296
Cash dividends
 ($.88 per
 share)                    0            0    (440,934)         0            0        (440,934)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                      0            0          0           0     (225,544)       (225,544)
                    ________   __________ __________    ________      _______        ________
Balance,
 December
  31, 2001           503,924            0  7,445,022           0       (8,089)      7,940,857

Net loss                   0            0   (301,754)          0            0        (301,754)
Cash dividends
 ($0.40 per
 share)                    0            0   (201,569)          0            0        (201,569)
Purchase of
 $5,000 shares
 of common stock
 for treasury              0            0          0     (71,250)           0         (71,250)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                      0            0          0           0     (104,195)        104,195
                     _______    _________ __________     ________    ________        ________
Balance,
 December
  31, 2002         $ 503,924            0  6,941,699     (71,250)      96,106       7,470,479

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2002, 2001 and 2000


(amounts in unit dollars)
                                   2002         2001         2000
                                   ___________  ___________  ___________

Net(loss) earnings             $      (301,754)     246,296      856,581
                                   ___________  ___________  ___________

Other comprehensive income:
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                       134,062     (209,118)     (76,857)
 Income taxes                          (46,922)      73,191       26,900
                                       _______      _______       ______

 Realized gains and unrealized
  appreciation(depreciation) on
  investments, net                      87,140     (135,927)     (49,957)
                                   ___________  ___________  ___________


Less:
 Realized investment(gains)
   losses included in net
   earnings                             26,238     (137,873)    (671,590)
Income taxes                            (9,183)      48,256      235,056
                                   ___________   __________  ___________

                                        17,055      (89,617)    (436,534)
                                   ___________   __________  ___________

                                       104,195     (255,544)    (486,491)
                                   ___________   __________  ___________

    Comprehensive (loss)
     income                     $     (197,559)      20,752      370,090


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000


(amounts in unit dollars)
                                   2002         2001         2000
                                   ___________  ___________  ___________
Cash flows from operating
 activities:
  Net(loss) earnings             $    (301,754)     246,296      856,581

  Adjustments to reconcile net
   earnings(loss)to net cash
   provided by(used in)operating
   activities:
    Depletion, depreciation
     and amortization                    2,250        2,260        2,316
    Gain on sales of real estate             0       (1,106)      (3,385)
    Loss (Gain) on sales of equity
     securities                         26,238     (137,873)    (671,590)
    Impairment charge on
     equity securities                 686,229      274,296            0
    Amortization of premiums and
     discounts of securities, net      (66,491)    (163,417)    (277,727)
    Deferred income taxes               15,694     (117,749)       3,505
    Changes in assets and
     liabilities:
      Accounts receivables and
       other assets                     80,979      (82,331)      19,779
      Accounts payable and accrued
       expenses                         15,441       (6,108)     (15,116)
      Deferred oil lease bonus         (36,103)      47,353            0
      Federal and state income
       taxes                          (252,979)     (16,413)      20,514

                                   ___________  ___________  ___________
 Net cash provided by
  (used in)operating
    activities                         169,504       45,208      (65,123)
                                   ___________  ___________  ___________
Cash flows from investing
 activities:
  Proceeds from note receivable         18,084       16,702       15,402
  Proceeds from matured/called
   investment debt securities       24,000,000   20,000,000   26,972,217
  Purchases of investment debt
   securities                      (22,928,535) (19,864,798) (23,194,798)
  Proceeds from sales of land                0        1,125        3,424
  Purchases of equity securities      (449,827)    (478,972)  (1,314,348)
  Proceeds from sales of equity
   securities                          284,597      509,085    1,342,367
  Purchases of other investments      (150,135)    (250,000)     100,002
                                   ___________  ___________  ___________
Net cash provided by (used in)
 investing activities                  774,184      (66,858)   3,724,262
                                   ___________  ___________  ___________

Cash flows from financing
 activities:
  Dividends paid                      (201,569)    (440,934)    (442,753)
  Purchase of common stock for
   treasury                            (71,250)           0   (3,422,085)
  Proceeds from exercised options            0            0       60,188
                                   ___________  ___________  ___________
   Net cash used in financing
    activities                        (272,819)    (440,934)  (3,804,650)
                                   ___________  ___________  ___________

   Net increase (decrease) in cash
    and cash equivalents               670,869     (462,584)    (145,511)

Cash and cash equivalents,
 beginning of year                   1,285,926    1,748,510    1,894,021
                                   ___________  ___________  ___________
Cash and cash equivalents,
 end of year                     $   1,956,795    1,285,926    1,784,510
                                   ___________  ___________  ___________

Income taxes paid during year    $      51,348      235,630      375,700

See accompanying notes to consolidated financial statements.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)  Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Central Natural Resources, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Purchases and sales of securities are recorded on a trade-date basis. Accounts receivable at December 31, 2001 included $82,382 due from a broker for securities sold.

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

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

Depreciation, Depletion, and Amortization

Equipment, which is fully depreciated at December 31, 2002, is depreciated using the straight-line method over its estimated useful life.

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

Oil and Gas Investments

The Company's Board of Directors adopted the use of the the successful efforts method of accounting for oil and gas exploration activities.

Other Investments

Other investments represent an equity interest in non-marketable securities for which the Company does not possess significant influence. These investments are accounted for at cost. The carrying amount is periodically reviewed for other than temporary impairment.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for subsequent changes in tax rates is recognized in income in the period that includes the tax rate change.

Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25,
Accounting for Stock Issued to Employees, and related interpretations in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income
(loss) if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                  2002        2001        2000
                                  __________  __________  __________
         Net Earnings:
           As reported          $   (301,754)    246,296     856,581

           Pro forma                (321,514)    233,196     849,784

         Earnings per share:
          Basic and diluted
           as reported                 (0.60)       0.49        1.58

           Pro forma            $      (0.64)       0.46        1.56

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Stock options are the only common stock equivalents, however, their effect was not dilutive in the calculation of earnings (loss) per share for the years ended December 31, 2002, 2001, and 2000. Dividends per share are based on the number of shares outstanding on the dividend dates of record.

Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of comprehensive income.

Segment Information
The Company operates in only one segment-energy. The energy segment consists of the leasing of real properties and mineral interests in the midwestern and southern United States. The Company has no foreign revenues. Coal royalties in 2002 were received from a single customer, and in 2001 and 2000 were received from two customers, with 99%, and 95%, being received from the largest customer, respectively. Oil and mineral lease bonuses and rentals were received from six, three, and four customers in 2002, 2001, and 2000, with 96%, 91%, and 56% being recognized from the largest customer, respectively. Oil and gas royalties were received from fifteen, fourteen, and twelve customers in 2002, 2001, and 2000, with 89% being received from three customers in 2002 and, 55%, and 62% being received from one customer, in 2001 and 2000, respectively.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(2) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at December 31, 2002 and 2001 are presented below. Substantially all equity securities represent common stocks of domestic corporations.

                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
2002                    cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity-
  U. S. government
   agency securities  $ 2,994,347            0       (347)   2,994,000

Available-for-sale-
  Equity securities   $   494,782      153,461     (5,606)     642,637

2001
_________________
Held-to-maturity-
  U. S. government
   agency securities  $ 3,998,404            0        (44)   3,998,360

Available-for-sale-
  Equity securities   $ 1,042,936       52,497    (64,942)   1,030,491

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

At December 31, 2002 and 2001, all U. S. government agency securities mature within one year.

The Company recognized impairment charges for declines in market values of equity securities considered to be other than temporary of $686,229 during 2002 and $274,296 during 2001.

Investment income consists of the following for each of the years ended December 31:


                                    2002       2001        2000
                                    __________  __________  __________
Interest                           $   81,346     213,386     375,156
Dividends                              10,474       8,161      16,633
Gross gains on sales of equity
 securities                            50,132     206,466     773,868
Gross losses on sales of equity
 securities                           (76,370)    (68,593)   (102,278)
Impairment charge on equity
 securities                          (686,229)    (274,296)         0
                                    __________  __________  __________
                                   $ (620,647)     85,124   1,063,379

(3) Coal Deposits

The rights to 14,000 acres of coal deposits totaling approximately 84,000,000 tons of coal in place (of which from 50% to 90% could be expected to be recoverable) are leased under an agreement which extends through 2009. The agreement provides for minimum annual royalties of $90,000. Coal deposits aggregating approximately 92,000,000 tons in place with a net carrying value of approximately $710,000 at December 31, 2002 are not presently leased or producing coal in commercial quantities.

(4) Mineral Rights

At December 31, 2002 and 2001, the Company owned approximately
64,000 acres of mineral rights in Missouri, Kansas, Oklahoma, Arkansas, Louisiana, and Texas.

(5) Income Taxes

Total income taxes for the years ended December 31, 2002, 2001, and 2000 were allocated as follows:


                                    2002        2001        2000
                                    __________  __________  __________
Operations                          $ (256,056)    100,960     435,290
Stockholders' equity, for unrealized
 appreciation (depreciation) on
 equity securities                      56,105    (121,447)   (261,958)
                                    __________  __________  __________
                                    $ (199,951)    (20,487)    173,332

The components of income tax expense from operations are as follows:

                                 2002      2001      2000
                                 ________  ________  ________
Federal                        $ (182,374)   87,280   376,481
State                             (73,682)   13,680    58,809
                                 ________  ________  ________
Total                          $ (256,056)  100,960   435,290

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

Total income tax expense for 2002, 2001, and 2000 includes deferred income tax expense (benefit) of $15,694, $(117,749), and $3,505, respectively.

Income tax expense (benefit) relating to operations has been provided at effective rates of (45.9)%, 29.1%, and 33.7% for the years ended December 31, 2002, 2001, and 2000, respectively. The reasons for the difference between the effective tax rates and the corporate federal income tax rate of 34.0% are as follows:


                                          2002   2001   2000
                                          _____  _____  _____
Expected statutory tax rate               34.0%  34.0%  34.0%
State income taxes, net of federal
 income tax effect                        (8.6)   2.6    2.9
Depletion                                 (4.0)  (9.6)  (2.5)
Other, net                                 0.7    2.1   (0.7)
                                          _____  _____  _____
Effective tax rate                       (45.9)% 29.1%  33.7%


State income taxes for 2002 include a refund relating to prior years of $70,093.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

Deferred tax assets:                        2002      2001
                                            ________  ________
Impairment charge on equity securities     $ 103,020   102,493
Write-down of coal deposits                   45,095    45,095
Coal development costs                        31,929    31,929
Deferred income-advance oil lease
 bonus                                         4,204    17,709
Land sales                                    13,319    13,319
Other                                          6,635     6,828
Unrealized depreciation on available-
 for-sale securities                               0     4,356
                                            ________  ________
                                             204,202   221,729

Less valuation allowance                     (45,095)  (45,095)
                                            ________  ________
Deferred tax assets                          159,107   176,634
                                            ________  ________

Deferred tax  liabilities:
Depletion                                    (89,954)  (87,431)
Unrealized appreciation  on available-
 for-sale securities                         (51,749)        0
                                            ________  ________
Deferred tax liabilities                    (141,703)  (87,431)

Net deferred tax asset (liability)        $   17,404    89,203

(6) Operating Leases

The Company has a five-year operating lease for its office space in Kansas City, Missouri, which became effective September 1, 2002. However, the Company can terminate the lease after 2 years. The lease agreement provides for annual rental payments of approximately $10,000 through 2004.
Rent expense amounted to $9,934, $13,182, and $13,182 for the years ended December 31, 2002, 2001, and 2000, respectively.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

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

(8) Stock Option Plans

Nonqualified Stock Option Plan

In April 1995, the Company adopted a nonqualified stock option plan (the Plan) pursuant to which the Company's board of directors may grant stock options to directors in lieu of cash compensation. The Plan authorizes grants of options to purchase up to 50,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have a term of ten years and vest and become fully exercisable six months after the date of grant. In both 2002 and 2001, 6,000 nonqualified stock options were granted under this plan.

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

In April 2001, 2,000 incentive stock options were granted under this plan. No incentive options were issued in 2002. Incentive stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All incentive stock options have a term of ten years and shall become exercisable in four annual installments.

A summary of stock option activity, including incentive stock options, during 2002, 2001, and 2000 is as follows:

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000



                                           Year Ended
                       ____________________________________________________
                            2002              2001              2000
                       ________________ _________________ _________________
                               Weighted          Weighted          Weighted
                               average           average           average
                               exercise          exercise          exercise
                      Options  price    Options  price    Options  price

Options outstanding,
 beginning of period  14,000  $17.00     6,000   17.00     4,000   15.05
Granted                6,000   16.75     8,000   17.00     6,000   17.00
Exercised                                    0       0    (4,000)  15.05
Forfeited                                    0       0         0       0
                       _____             _____            ______

Options outstanding,
  end of period       20,000   16.93    14,000   17.00     6,000   17.00

Options exercisable
  end of period       18,500   16.92    12,000   17.00     6,000   17.00


Exercise prices for options outstanding as of December 31, 2002 were $16.75 (6,000 shares) and $17.00 (14,000 shares). Exercise prices for options exercisable as of December 31, 2001 were $17.00 (14,000 shares).

The per share weighted average fair value of stock options granted during 2002, 2001 and 2000 was $1.50, $1.65 and $1.74 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 2002-expected dividend yield of 2.53%,expected volatility of 11.64%, risk-free interest rate of 3.03%, and an expected life of five years; 2001-expected dividend yield of 5.26%, expected volatility of 17.63%, risk-free interest rate of 4.290%, and an expected life of five years;
and 2000-expected dividend yield of 6.08%, expected volatility of 20.07%, risk-free interest rate of 5.75%, and anexpected life of five years.

(9)	Related Party Transactions

The Company paid $20,834 in 2002 and $21,666 in 2001 to a company affiliated with one of its directors for its participation in a strategic planning project undertaken on behalf of the Company.

On March 6, 2000, the Company consummated the resolution of litigation and other disputes with a former director and other stockholders, which arose in connection with the election of directors at the Company's 1999 Annual Meeting, pursuant to an Agreement of Settlement and Release executed by all parties, including the Company, on February 29, 2000. The terms of the settlement included the purchase by the Company of all stock in the Company owned by the plaintiffs, totaling 194,462 sharesfor a purchase price of $16.75 per share, or aggregate consideration of $3,257,238. The source of the funds used was available liquid assets of the Company previously invested in U. S. government agency obligations.

(10) Supplementary Quarterly Data (Unaudited)

                                                   2002
                                 ______________________________________
                                  First     Second     Third    Fourth
                                 quarter    quarter   quarter   quarter
                                 _______    _______   _______   _______

          Operating revenue   $   88,736    219,898   149,738   155,019
          Investment Income     (180,453)  (290,855) (193,671)   44,332
          Net earnings          (118,940)  (120,552) (102,269)   40,007
          Earnings per share
           basic and diluted       (0.24)     (0.24)    (0.20)     0.08
                                 _______    _______   _______   _______


                                                   2001
                                 ______________________________________
                                  First     Second     Third    Fourth
                                 quarter    quarter   quarter   quarter
                                 _______    _______   _______   _______

          Operating revenue   $  203,528    244,994   176,221   144,356
          Investment Income       79,046     60,066   (64,231)   10,243
          Net earnings            85,677    125,871    17,946    16,802
          Earnings per share
           basic and diluted        0.17       0.25      0.04      0.03
                                 _______    _______   _______   _______


Investment income for 2002 reflects impairment charges in the first, second, and third quarters of $212,127, $323,006, and $151,096, respectively. Investment income for 2001 reflects impairment charges in the second, third, and fourth quarters of $46,088, $66,414 and $161,794, respectively.

(11) Subsequent Event

On February 28, 2003, a wholly owned subsidiary of the Company purchased a working interest in certain oil and gas operating fields in south Texas. A two percent working interest was purchased for $1,080,000. This transaction gives the subsidiary a fee interest in the property and allows the subsidiary to be an operating party for as long as there is production.