Form 10-Q
period 2003-03-31
CENTRAL NATURAL RESOURCES INC
filed 2003-05-15
CIK 18605

Form 1O-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended March 31, 2003


                       Commission File No. 0-1392


            Central Natural Resources, Inc. and Subsidiaries
        Incorporated in State of Delaware IRS Number:  44-0195290
                      911 Main Street, Suite 1710
                        Kansas City, Missouri 64105


                            Phone:  816-842-2430


              Common stock outstanding as of March 31, 2003
                      $1 par value; 498,924 shares


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

                               Table of Contents

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - March 31, 2003 and
             December 31, 2002

           Consolidated Statements of Earnings and Retained Earnings
             - Three months ended March 31, 2003 and 2002

           Consolidated Statements of Comprehensive Income
             - Three months ended March 31, 2003 and 2002

           Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002

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

Consolidated Balance Sheets

March 31, 2003 and December 31, 2002
(Unaudited)

(amounts in unit dollars)
ASSETS                                             2003          2002
                                                   __________    __________
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                    $      879,222     1,956,795
  Accounts receivable                                  89,572        22,500
  Securities maturing within one year, at
   amortized cost (note 2)                          2,997,171     2,994,347
Notes receivable, current                              62,998        65,221
Income tax receivable                                 206,831       206,867
Deferred income taxes                                       0         4,204
Other                                                  14,351        11,416
                                                   __________    __________
Total current assets                                4,250,145     5,261,350

Equity securities, at fair value (note 2)             585,244       642,637
Other investments                                     262,720       350,002
Deferred income taxes                                  41,434        13,200

Coal deposits, real estate, equipment and
 oil and gas property:
  Coal deposits                                     1,602,882     1,602,882
  Mineral rights                                       39,988        39,988
  Surface land                                         25,267        25,562
  Oil and gas property                              1,256,207       150,135
                                                   __________    __________
                                                    2,924,344     1,818,567
  Less accumulated depletion, depreciation
   and amortization                                  (599,174)     (583,748)
                                                   __________    __________
Net coal deposits, real estate, equipment, and
 oil and gas property                               2,325,170     1,234,819
                                                   __________    __________
Total assets                                   $    7,464,713     7,502,008
                                                   __________    __________

See accompanying notes to consolidated
  financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $       58,142        20,279
  Deferred income advance oil lease bonus                   0        11,250
                                                   __________    __________
     Total current liabilities                         58,142        31,529
                                                   __________    __________


Stockholders' equity:
  Preferred stock of $1 par value. Authorized
   100,000 shares; no shares issued                     -             -
  Common stock of $1 par value. Authorized
   2,500,000 shares; issued 503,924 in 2003
     and 2002                                         503,924       503,924
  Treasury Stock - 5,000 in 2003 and 2002             (71,250)      (71,250)
  Retained earnings                                 6,888,386     6,941,699
  Accumulated other comprehensive income (loss),
   net of deferred taxes of $46,044 in 2003
   and $51,749 in 2002                                 85,511        96,106
                                                   __________    __________
Total stockholders' equity                          7,406,571     7,470,479
                                                   __________    __________

                                                   __________    __________
Total liabilities and stockholder's equity     $    7,464,713     7,502,008
                                                   __________    __________

See accompanying notes to consolidated
   financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Earnings and Retained Earnings

Three months ended March 31, 2003 and 2002
(Unaudited)

(amounts in unit dollars)
                                                 2003           2002
                                                 __________     __________
Operating revenue:
  Oil and gas royalties                       $     130,789         64,835
  Oil & gas revenue                                  93,475              0
  Oil and other mineral lease
   rentals and bonuses                               15,275         23,901
                                                 __________     __________
   Total operating revenue                          239,539         88,736

Oil and gas operating expenses                       64,882              0
General and administrative expenses                 151,084        168,159
                                                 __________     __________
   Total expenses                                   215,966        168,159
                                                 __________     __________

   Operating income (loss)                           23,573        (79,423)
                                                 ___________    __________
Nonoperating income (loss):
  Investment income (loss)                           30,373       (180,453)
  Impairment charge-other investments               (87,282)             0
  Gain on sale of real estate                        16,002              0
  Other                                                 612            131
                                                 __________     __________
   Total nonoperating loss                          (40,295)      (180,322)
                                                 __________     __________
   Loss
     before income taxes                            (16,722)      (259,745)

Income taxes (benefit)                              (13,301)      (140,805)
                                                 __________     __________
   Net loss                                          (3,421)      (118,940)


Retained earnings at
 beginning of period                              6,941,699      7,445,022
Deduct cash dividends paid of $0.10 per
 share in 2003 and$0.10 per share in 2002           (49,892)       (50,392)
                                                  _________      _________
Retained earnings at end
 of period                                    $   6,888,386      7,275,690

Loss per share - basic
 and diluted                                  $       (0.01)         (0.24)

Weighted average number
 of shares of common
 stock outstanding
   Basic                                            498,924        503,924
   Diluted                                          498,924        503,924


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2003 and 2002
(Unaudited)

(amounts in unit dollars)
                                   2003        2002
                                   ___________  __________

Net loss                         $      (3,421)   (118,940)
                                   ___________  __________

Other comprehensive income:
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                        (2,640)     31,217
 Income taxes                              924     (10,926)
                                   ___________  __________

   Realized gains and unrealized
     appreciation (depreciation)
     on investments, net                (1,716)     20,291
                                   ___________  __________
Less:
   Realized investments gains
     included in net
     loss                              (13,660)     (8,736)
   Income taxes                          4,781       3,057
                                   ___________  __________
                                        (8,879)     (5,679)
                                   ___________  __________
                                       (10,595)     14,612
                                   ___________  __________
    Comprehensive loss          $      (14,016)   (104,328)


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Statements of Cash Flows

Three months ended March 31, 2003 and 2002
(Unaudited)

(amounts in unit dollars)
                                                   2003          2002
                                                   __________    __________
Cash flows from operating activities:
  Net loss                                     $       (3,421)     (118,940)

  Adjustments to reconcile net loss
     to net cash provided by (used in) operating
       activities:
      Gain on sales of equity securities              (13,660)       (8,736)
      Gain on sale of real estate                     (16,002)            0
      Depletion, depreciation and amortization         15,426             0
      Amortization of premiums and discounts
         Of securities, net                            (8,775)      (16,665)
      Impairment charge on equity securities                0       212,127
      Impairment charge on other investments           87,282             0
      Changes in assets and liabilities:
        Accounts receivable and other assets          (70,007)       31,509
        Income tax receivable                              36             0
        Deferred oil lease bonus                      (11,250)      (23,676)
        Accounts payable and accrued expenses          37,863         8,135
        Federal and state income taxes                (18,325)     (109,682)
                                                   __________    __________
Net cash used in
    operating activities                                 (833)      (25,928)
                                                   __________    __________

Cash flows from investing activities:
  Proceeds from note receivable                         2,223         6,395
  Proceeds from matured/called
   Investment debt securities                       3,000,000     8,000,000
  Purchases of investment debt securities          (2,994,050)   (7,972,311)
  Proceeds from sales of land                          16,298             0
  Purchase of oil and gas property                 (1,106,072)            0
  Purchases of equity securities                       (1,082)      (50,584)
  Proceeds from sales of equity securities             55,835        18,551
                                                   __________    __________
   Net cash provided by (used in)
     investing activities                          (1,026,848)        2,051

Cash flows from financing activities-
  Dividends paid                                      (49,892)      (50,392)
                                                   __________    __________

   Net decrease in cash and
    cash equivalents                               (1,077,573)      (74,269)

Cash and cash equivalents, beginning of period      1,956,795     1,285,926
                                                   __________    __________

Cash and cash equivalents, end of period       $      879,222     1,211,657
                                                   __________    __________

See accompanying notes to consolidated financial statements.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

March 31, 2003

Note (1) Basis of Presentation:

In the opinion of Central Natural Resources, Inc. (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the periods ended March 31, 2003 and 2002.

The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Oil Lease Bonuses

Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

Note (2) Investment Securities:

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at March 31, 2003 and December 31, 2002 are as follows:



                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
March 31, 2003          cost        gains       losses      value
_________________       __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   agency securities  $   2,997,171          -        (71)   2,997,100

Available-for-sale:
  Equity securities   $     453,689    146,255    (14,700)     585,244


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
December 31, 2002       cost        gains       losses      value
_________________       __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   agency securities  $  2,994,347           -       (347)   2,994,000

Available-for-sale:
  Equity securities   $    494,782     153,461     (5,606)     642,637

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Notes to Consolidated Financial Statements

March 31, 2003

Investment income (loss) consists of the following for each of the periods ended March 31:



                                  Three months ended
                                      March 31,
                                   2003       2002
                                  ________   _______

Realized gains on sales
 of equity securities            $  13,660     8,736
Impairment charge                        -  (212,127)
Interest Income                     14,642    21,636
Dividend Income                      2,071     1,302
                                   _______   _______
                                 $  30,373  (180,453)
                                   _______   _______


Investments in debt securities are classified as held-to-maturity securities, which are carried at amortized cost. Investments in marketable equity securities are classified as available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Other than temporary impairment is analyzed quarterly on an individual security basis based on the length of time and the extent to which market value has been less than cost; the financial condition and any specific events which effect the issuer; and the Company's intent and ability to hold the security. During the three months ended March 31, 2003, the Company recognized no impairment charge for declines in market values of equity securities considered to be other then temporary.

Note (3) Other Investments:

Other investments represent an equity interest in non-marketable securities for which the Company does not possess significant influence. These investments are accounted for at cost. For the period ended March 31, 2003, the Company determined that the fair value of these investments had been impaired. An impairment charge was recognized in the amount of $87,282 to reflect this impairment.

Note (4) Investment in Oil and Gas Property

On February 28, 2003 the Company, through a wholly-owned subsidiary, CNR Production, L.L.C., a Texas limited liability company (hereinafter the "Subsidiary"), executed and closed the acquisition of certain assets described hereafter pursuant to a "Purchase and Sale Agreement Between
Smith Production, Inc. as Seller and CNR Production, L.L.C. as Purchaser" (hereinafter the "Purchase Agreement"). Pursuant to the Purchase
Agreement, the Subsidiary acquired an undivided two percent (2%) interest in certain property rights of the Seller described in the Purchase Agreement constituting working interests in two oil and gas fields known as the Bass Flores Field and Total Tabasco Field located in Hidalgo and Starr
Counties in south Texas. This area of Texas is active in the production of gas and oil, and there are a number of operating oil and gas wells located on the property acquired.

As consideration for this acquisition, the Subsidiary paid $1,080,000. This amount was paid by the Subsidiary from funds provided by the Company from its available liquid resources by means of capital contributions and loans to the Subsidiary.

Oil and gas property recorded on the balance sheet is comprised of property that is both proved and unproved. Expenses related to the unproved property have been capitalized in the amount of $153,778 under the successful efforts method of accounting.

Note (5) Stock Option Plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period:Net Earnings:



                                   First        First
                                  Quarter      Quarter
                                   2003         2002
                                  ________     _______


Net Earnings
 As Reported                     $   (3,421)  (118,940)
 Pro Forma                          (10,617)  (139,340)
Earnings per share:
 As Reported                     $    (0.01)     (0.24)
 Pro Forma                            (0.02)     (0.27)
                                       ____       ____


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total operating revenue increased in the first quarter of 2003 from the first quarter of 2002 due to increased revenues from oil and gas royalties which, in turn, were due to increased production of oil and gas during the current period under comparison, coupled with an increase in average prices during the comparable period. Additionally, revenue from oil and gas working interests acquired in the first quarter of 2003 also contributed to the increase in operating revenue. A subsidiary of the Company acquired a 2% working interest in two producing fields in south Texas as is explained further in Note 4 to the financial statements.

As mentioned in prior reports, a lessee continues to expand drilling operations and production of coal bed methane gas from certain of the Company's coal properties located in Sebastian County, Arkansas, with revenue continuing to be received from royalties from this operation during the current fiscal periods under comparison. Commercial production has been somewhat consistent over the past two years and the level of commercial production on an ongoing basis must be considered uncertain at this time, as the amount of revenue which will continue to be received from this source will be subject to the uncertainties of volume of production and price fluctuations in the market price of natural gas.

General and administrative expenses decreased slightly in the current period despite increased compensation associated with the engagement of a full time chief executive officer. Oil and Gas operating expenses, which include lease operating costs as well as depletion, depreciation and amortization, increased due to the acquisition of the working interests in producing fields in south Texas discussed above.

Non-operating losses decreased in the first quarter of 2003 from the first quarter of 2002 due to lower impairments realized on investments. In the first quarter of 2003 the Company recognized an impairment charge in Other Investments on the carrying value of an investment in equity of a private company. The impairment was determined based on the recent sale price of securities by the investee. In the first quarter of 2002 the Company recognized impairment charges reflecting write-downs in the carrying value of certain marketable investment securities as described in Note 2 because decreases in current market values of those securities were deemed by Management to be other than temporary. There was no impairment of investment securities in the first quarter of 2003.

Income tax benefits for the first quarter of 2003 are down from the same period in 2002 due to a reduction of tax losses in the comparable quarters. Income tax benefits from 2002 reflect receipt of a refund of state income taxes for prior years amounting to $70,093.

Financial Condition - Liquidity and Capital Resources

The financial condition of the Company continued to be strong through the end of the first quarter of 2003 as it was at the end of the fiscal year in 2002. Although the Company utilized available liquidity to fund the acquisition of working interests in south Texas discussed above, the liquidity of the Company continues to be high as is evidenced by a continuing favorable ratio of current assets to current liabilities, and the fact that a significant portion of the Company's net worth continues to be represented by liquid assets.

The Company continues to have no bank debt or other lender liability outstanding and no significant other liabilities. There are no off balance sheet arrangements. In addition, since the Company carries no inventory and has low amounts of accounts receivable and accounts payable, its working capital needs are minimal, and since it has significant liquid assets, and there are no current known demands, commitments or contractual obligations, Management believes that liquidity should continue to be favorable and the financial condition of the Company strong.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Regarding future capital expenditures, as reported in prior filings, the Company is participating in an oil and gas exploration venture in east Texas. The Board has authorized a capital expenditure of up to $250,000 for this project, approximately $153,778 of which has been paid through the close of the first quarter of 2003. Development of this property is expected to begin in the near term and likely will require additional funds pursuant to Authorizations for Expenditures as discussed hereafter. With regard to the south Texas acquisition and the east Texas project described above, the subsidiary will be called upon, from time to time, to pay its pro-rata share of expenses and capital expenditures associated with the projects. Prior to capital expenditures being incurred on these properties, the subsidiary will be issued an Authorization for Expenditure (AFE) for review and approval by the project operator. Management believes that, based upon the subsidiary's current liquidity level and the expected future revenue from these ventures, sufficient financial resources will be available to meet any and all capital requirements required by these projects.

Other than these projects, the Company has no specific commitment for material capital expenditures at the present time. Management does, however, continue to actively pursue other business opportunities which may result in a more productive deployment of its assets and ultimately increase earnings, and in pursuit of that objective has focused on the possible acquisition of additional mineral properties or working interest in selected oil and gas operations. In addition, Management continues to aggressively pursue development of its currently owned oil and gas and coal properties and to attempt to lease more of its mineral properties in order to generate additional rental, bonus and royalty income. The only continuing commercial commitment is the operating lease for general office space of the Company and commitments with respect to the Texas oil and gas projects referred to above.

Although as discussed above, the liquidity of the Company continues to be favorable, it is affected by cash flows. The Consolidated Statement of Cash Flows in the accompanying Consolidated Financial Statements illustrates that there was a net decrease in cash and cash equivalents the first quarter of 2003. The most significant component of the changes between the periods under comparison was the difference in cash provided by or used in investment activities; specifically, the difference resulting from the acquisition of working interests in oil and gas properties in addition to differences in the amount of proceeds from the sale of equity securities and purchase of equity securities during each such period, differences in the amount of proceeds from matured/called investment debt securities which were reinvested. Also contributing to the difference was the lower net loss in the first quarter of 2003 compared to the net loss in the first quarter of 2002. The net loss in each of the first quarters of 2003 and 2002 included certain impairment charges which reduced earnings but did not reduce cash. The decrease in cash flows from operating activities was also affected by the timing of both income tax payments and the recognition of income from deferred oil lease bonuses.

Accounting Policies, Recent Accounting Pronouncements and Other Matters

A summary of significant accounting policies was contained in Note 1 to the consolidated financial statements of the Company filed with Form 10-K for the year ended December 31, 2002. One example of a judgment made in applying a critical accounting policy is the impairment charge made relative to the decline in market value of certain securities that is deemed to be other than temporary as is referred to above. The impairment of the value of securities is analyzed quarterly on an individual security basis based on the length of time (generally six months), and the extent to which market value has been less than cost; the financial condition and any specific events which affect the issuers; and the Company's intent and ability to hold the security. There would be materially different reported results if different assumptions or conditions were to prevail. In the judgment of Management and the Board of Directors, the indicated charges were appropriate, however, they have taken note of the fact that the overall return of the portfolio since inception is positive. Another example of a judgment made in applying a critical accounting policy is the periodic review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This accounting policy has been applied in the past, for example, in downward adjustments to the carrying value of the Company's coal properties. However, this accounting policy does not permit an upward adjustment in such carrying values, when Management believes the current fair market value of an asset is greater than the carrying value on the balance sheet and in fact Management believes that this may be the case with respect to the carrying value of certain assets on the balance sheet carried at their historical cost.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Yet another example of judgment exercised in applying a critical accounting policy is the election, approved by the Board of Directors of the Company, to utilize the "Successful Efforts" method of accounting with respect to the operation of the oil and gas working interests described above. "Successful Efforts" typically results in more of the costs of operations expensed and deducted as incurred.

A cash dividend of $0.10 per share was paid in the first quarter of 2003, and a cash dividend of the same amount was paid in the first quarter of 2002. After the close of the current quarter, the Board declared a dividend of $0.10 to be paid in the second quarter.

The Company was required to adopt SFAS No. 143, Accounting for Asset Retirement Obligations on January 1, 2003. The adoption of this pronouncement had a minimal impact on the Company's financial statements. The Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. The adoption of SFAS No.144 had no impact on the Company's financial statements.

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

The Company's exposure to market risk for changes in commodity prices relates to changes in the prices of coal, oil, and natural gas, and the effect thereof on its royalties and rentals relating to coal deposits and mineral rights, as is discussed in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part 1, Item 2 of this report. The Company does not use derivative commodity instruments to hedge its commodity risk exposures.

ITEM 4 - CONTROLS AND PROCEDURES

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

(a)	The Annual Meeting of Stockholders was held April 22, 2003.

(b)	The meeting involved the election of Directors, and the
following are the Directors elected at that meeting:

                       Bruce L. Franke
                       Ray A. Infantino
                       Patrick J. Moran
                       James R. Ukropina
                       Phelps C. Wood
                       Phelps M. Wood

There were no other Directors whose term of office as a Director continued after the meeting.

    (c)(i) For the election of Directors, the votes received by all nominees were as follows:

                      Bruce L. Franke        378,738
                      Ray A. Infantino       392,536
                      Patrick J. Moran       378,738
                      James R. Ukropina      392,536
                      Phelps C. Wood         378,738
                      Phelps M. Wood         378,738

Cumulative voting is not permitted.

    (ii) At the same meeting, the Stockholders ratified the appointment by the Audit Committee of the accounting firm KPMG LLP as independent public accountants to examine the financial statements of the Company for the year ending December 31, 2003 and to perform other appropriate accounting services. The holders of 392,596 shares cast their votes in favor of that appointment, the votes of 242 shares were cast against it, and the holders of 400 shares abstained.

    (d) There were no settlements between the Company and any other participants terminating any solicitation subject to Rule 14a-11.

PART II, ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits required by Item 601 of Regulation S-K are as follows:

         (3)(i) Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(i) to the Annual Report on Form 10-K for the Company for the fiscal year ended December 31, 2000.

         (3)(ii)  Bylaws (filed as Exhibit (3)(ii)hereto).

         (10)     Material contracts:

    (A) Central Coal & Coke Corporation's Director Nonqualified Stock Option Plan is incorporated by reference to Exhibit (10)(iii)(A) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The Plan was approved by the Company's Stockholders at the Annual Meeting held April 19, 1995, and is discussed in the Definitive Proxy Statement for that meeting previously filed with the Commission.

    (B) Agreement of Settlement and Release dated February 29, 2000 is incorporated herein by reference to Exhibit 10(i) to the Annual Report on 10-K for the Company for the fiscal year ended December 31, 1999.

    (C) Central Natural Resources, Inc.'s 2001 Stock Incentive Plan approved by the Board of Directors February 7, 2001 and approved by the Stockholders at the Annual Meeting of Stockholders held April 19, 2001. This Plan is discussed in the Definitive Proxy Statement for that meeting and was filed with the Commission with that Proxy Statement and is incorporated herein by this reference.

    (D) Purchase and Sale Agreement Between Smith Production, Inc.
as Seller and CNR Production, LLC as Purchaser dated February 28, 2003 by and between Smith Production, Inc., a Texas corporation, as "Seller," and CNR Production, LLC, a Texas limited liability company and a wholly-owned subsidiary of the Company, as "Purchaser," (filed as Exhibit 10(D) hereto)

Exhibit 99.1 - Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the President and Chief Executive Officer of the Company (filed as Exhibit 99.1 hereto).

Exhibit 99.2 - Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of the Company (filed as Exhibit 99.2 hereto).

    (b) A Current Report on Form 8-K was filed March 14, 2003 reporting as Item 2, "Acquisition of Disposition of Assets," the acquisition of a 2% working interest in two producing oil and gas fields in south Texas for approximately $1,080,000 pursuant to that Material Contract filed as
Exhibit 10(D) hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

  CENTRAL NATURAL RESOURCES, INC.
         AND SUBSIDIARIES
           (Registrant)


Date:   May 15, 2003
        ____________________________

By:     /s/ Leonard L. Noah
        ____________________________

            Leonard L. Noah,
         Chief Financial Officer



Date:   May 15, 2003
        ____________________________

By:     /s/ Phelps C. Wood
        ____________________________

            Phelps C. Wood,
            President

                              CERTIFICATIONS


I, Phelps C. Wood, President and Chief Executive Officer of Central Natural Resources, Inc., certify that:

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

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

Date:   May 15, 2003

/s/ Phelps C. Wood
____________________________________
Phelps C. Wood
President and Chief Executive Officer

                           CERTIFICATIONS


I, Leonard L. Noah, Chief Financial Officer of Central Natural
Resources, Inc.,  certify that:

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses..

Date:   May 15, 2003

/s/ Leonard L. Noah
____________________________________
Leonard L. Noah
Chief Financial Officer