Form 10-Q
period 2003-06-30
CENTRAL NATURAL RESOURCES INC
filed 2003-08-14
CIK 18605

Form 1O-Q


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


              For the Quarterly Period Ended June 30, 2003


                     Commission File No. 0-1392


                    Central Natural Resources, Inc.
      Incorporated in State of Delaware IRS Number:  44-0195290
                      911 Main Street, Suite 1710
                      Kansas City, Missouri 64105

                         Phone:  816-842-2430


Indicate by checkmark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 duringthe preceding twelve months, and (2) has been subject to suchfiling requirements for the past ninety days.


                            Yes [X]     No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12 6-2 of the Exchange Act)

                            Yes [ ]     No [X]



               Common stock outstanding as of July 31, 2003
                       $1 par value; 491,824 shares

CENTRAL NATURAL RESOURCES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - June 30, 2003 and
             December 31, 2002

           Consolidated Statements of Earnings and Retained Earnings
             - Six months ended June 30, 2003 and 2002 and three
               months ended June 30, 2003 and 2002

           Consolidated Statements of Comprehensive Income
             -Six months ended June 30, 2003 and 2002 and
              three months ended June 30, 2003 and 2002

           Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002

           Notes to Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About
          Market Risk

        Item 4. Controls and Procedures

PART II - OTHER INFORMATION

        Item 1. Legal Proceedings

        Item 2. Changes in Securities, and Use of Proceeds

        Item 3. Defaults Upon Senior Securities

        Item 4. Submission of Matters to a Vote of Security Holders

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


PART I - FINANCIAL INFORMATION         ITEM 1.  FINANCIAL STATEMENTS

CENTRAL NATURAL RESOURCES, INC.

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002
(Unaudited)

(amounts in unit dollars)

ASSETS                                          2003         2002

                                                __________   __________

Current assets:
  Cash and cash equivalents                   $    975,770    1,956,795
  Accounts receivable                               67,252       22,500
  Securities maturing within one year,
   at amortized cost (note 2)                    2,996,501    2,994,347
  Notes receivable, current                         59,076       65,221
  Income tax receivable                             40,405      206,867
  Deferred income taxes                                  -        4,204
  Other                                             90,558       11,416
                                                __________   __________

Total current assets                             4,229,562    5,261,350
                                                __________   __________

Equity securities, at fair value (note 2)          579,720      642,637
Other Investments                                  262,720      350,002
Deferred income taxes                               77,051       13,200

Coal deposits, surface land,leasehold
 improvements and oil and gas property
 (notes 3 and 4):
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,267       25,562
  Oil and gas property                           1,369,978      150,135
                                                 __________   __________
                                                 3,038,115    1,818,567

  Less accumulated depletion, depreciation
     and amortization                             (618,645)    (583,748)
                                                __________   __________

     Net coal deposits, surface land,
      leasehold improvements and oil and
      gas property                               2,419,470    1,234,819
                                                __________   __________

     Total assets                             $  7,503,164    7,502,008
                                                __________   __________


See accompanying notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses       $     27,892       20,279
  Deferred income advance oil lease bonus                -       11,250
  Federal and state income taxes                    58,279            -
                                                __________   __________

Total current liabilities                           86,171       31,529
                                                __________   __________


  Preferred stock of $1 par value; 100,000
   Shares authorized; no shares issued                   -            -
  Common stock of $1 par value; 2,500,000
   Shares authorized; 503,924 issued               503,924      503,924

  Treasury stock 5,000 shares in 2003 and 2002     (71,250)     (71,250)

  Retained earnings                              6,892,059    6,941,699

  Accumulated other comprehensive income,
   net of deferred taxes of $49,677 in 2003
   and $51,749)in 2002                              92,260       96,106
                                                __________   __________

  Total stockholders' equity                     7,416,993    7,470,479

                                                __________   __________

  Total liabilities and stockholder's equity  $  7,503,164    7,502,008
                                                __________   __________


See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC.

Consolidated Statements of Earnings and Retained Earnings

Six months ended June 30, 2003 and 2002 and three months ended June 30, 2003 and 2002
(Unaudited)

(amounts in unit dollars)


                                  Six months ended    Three months ended
                                      June 30,              June 30,
                                   2003      2002       2003      2002
                                _________ _________  _________ _________

Operating revenue:
  Coal royalties              $    22,500    22,500     22,500    22,500
  Oil and gas royalties           293,127   189,556    162,338   124,721
  Oil and gas revenue             191,632         -     98,127         -
  Oil and other mineral lease
   rentals and bonuses             15,275    96,578          -    72,677
                                _________ _________  _________ _________
    Total operating revenue       522,534   308,634    282,995   219,898


Oil and gas operating expenses    103,057         -     38,175         -
General and administrative
  expenses                        337,415   292,000    186,331   123,841
Gain on sales of real estate      (16,002)        -          -         -
                                _________ _________  _________ _________
    Total expenses                424,470   292,000    224,506   123,841
                                _________ _________  _________ _________

    Operating income               98,064    16,634     58,489    96,057
                                _________ _________  _________ _________

Nonoperating income (loss):
  Investment income (loss)        (44,576) (471,308)    12,333  (290,855)
  Other                               644       149         32        18
                                _________ _________  _________ _________

    Total nonoperating
      income (loss)               (43,932) (471,159)    12,365  (290,837)
                                _________ _________  _________ _________

    Earnings(loss)from
     continuing operations
     before income taxes           54,132  (454,525)    70,854  (194,780)

Income taxes                        3,986  (215,033)    17,287   (74,228)
                                _________ _________  _________ _________

   Net earnings (loss)             50,146  (239,492)    53,567  (120,552)


Retained earnings at
 beginning of period            6,941,699 7,445,022  6,888,386 7,275,690
Deduct cash dividends paid
 of $.20 per share in 2003
 and $.20 per share in 2002       (99,786) (100,784)   (49,894)  (50,392)
                                _________  _________  _________ _________

Retained earnings at end
 of period                    $ 6,892,059  7,104,746  6,892,059 7,104,746


Earnings (loss) per share-
   basic and diluted          $      0.10      (0.48)      0.11     (0.24)
                                _________  _________  _________ _________

Weighted average number
 of shares of common stock
    outstanding
  Basic                           498,924    503,924    498,924   503,924
  Diluted                         498,924    503,998    498,924   503,924



See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC.

Consolidated Statements of Comprehensive Income
Six months ended June 30, 2003 and 2002 and three months ended June 30, 2003 and 2002
(Unaudited)

(amounts in unit dollars)

                                  Six months ended     Three months ended
                                      June 30,               June 30,
                                   2003      2002        2003      2002
                                _________ _________   _________ _________

Net earnings (loss)         $      50,146  (239,492)     53,567  (120,552)
                                _________ _________   _________ _________


Other comprehensive income:
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                    6,751    16,311       9,421   (14,906)
 Income taxes                      (2,363)   (5,709)     (3,297)    5,217
                                _________ _________   _________ _________


    Realized gains and
     unrealized appreciation        4,388    10,602       6,124     9,689
                                _________ _________   _________ _________

Less:
 Realized investment (gains)
  losses included in net
  earnings                        (12,669)  (17,169)        961    (8,433)

 Income taxes                       4,435     6,009        (336)    2,952
                                _________ _________   _________ _________

                                   (8,234)  (11,160)        625    (5,481)
                                _________ _________   _________ _________

                                   (3,846)     (558)      6,749   (15,170)
                                _________ _________   _________ _________

    Comprehensive
      income                   $   46,300  (240,050)     60,316  (135,722)


See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC.

Consolidated Statements of Cash Flows

Six months ended June 30, 2003 and 2002
(Unaudited)

(amounts in unit dollars)


                                                   2003         2002
                                                 _________    _________

Cash flows from operating activities:
  Net earnings (loss)                         $     50,146     (239,492)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in)
      operating activities:
    Gain on sales of equity securities             (12,699)     (17,169)
    Gain on sales of real estate                   (16,002)           -
    Depletion, depreciation
       and amortization                             34,897          563
    Amortization of premiums and discounts of
      Securities, net                              (17,355)     (34,128)
    Impairment charge on equity securities               -      535,133
    Impairment charge on other investments          87,282            -
    Changes in assets and liabilities:
      Accounts receivable and other assets        (123,894)      70,824
      Income tax receivable                        166,462            -
      Deferred oil lease bonus                     (11,250)     (47,353)
      Accounts payable and accrued expenses          7,613        3,716
      Federal and state income taxes                66,063     (195,256)
                                                 _________    _________


   Net cash provided by
        operating activities                       231,293       76,838
                                                 _________    _________

Cash flows from investing activities:
  Proceeds from note receivable                      6,145       12,885
  Proceeds from matured/called investment
   debt securities                               9,000,000   12,000,000
  Purchases of investment debt securities       (8,984,798) (11,957,392)
  Proceeds from sales of land                       16,297            -
  Purchases of oil and gas lease property       (1,219,843)           -
  Purchases of equity securities                    (1,367)    (171,250)
  Proceeds from sales of equity securities          71,034       60,390
                                                  _________    _________

   Net cash used in
    investing activities                        (1,112,532)     (55,367)
                                                 _________    _________

Cash flows from financing activities
  Dividend paid                                    (99,786)    (100,784)


   Net increase in cash and cash equivalents      (981,025)     (79,313)


Cash and cash equivalents,
 beginning of year                               1,956,795    1,285,926

                                                 _________    _________

Cash and cash equivalents,
 end of period                                $    975,770    1,206,613


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2003

(1) Basis of Presentation:

In the opinion of Central Natural Resources, Inc. (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations and cash flows for the periods ended June 30, 2003 and 2002.

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

The Company has elected to utilize the Successful Efforts method of accounting for revenue and expenses from oil and gas production which has been detailed in the Company's 10-K and previous reports. Revenue and expenses associated with oil and gas production is accrued in the period the revenue or expenses are generated. Any needed adjustments are made when payments are received. Revenue and expenses from oil and gas production in the period ended June 30, 2003 was generated by working interests in oil and gas properties acquired in February 2003. No revenue or expenses from oil and gas production was recorded in the period ended June 30, 2002.

Exploration and Production - Exploration expenses, including geological and geophysical costs, rental and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment and developmental dry holes are capitalized and amortized by field using the unit-of-production method as the oil and gas are produced.

Undeveloped acreage costs are capitalized and amortized at rates that provide full amortization on abandonment of unproductive leases. Costs of abandoned leases are charged to the accumulated amortization accounts, and costs of productive leases are transferred to the developed property accounts.

Other - Property, plant and equipment is stated at cost less reserves for depreciation, depletion and amortization. Maintenance and repairs are expensed as incurred, except that costs of replacements or renewals that improve or extend the lives of existing properties are capitalized.

Impairment of Long-Lived Assets - Proved oil and gas properties are reviewed for impairment on a field-by-field basis when facts and circumstances indicate that their carrying amounts may not be recoverable. In performing this review, future cash flows are estimated by applying estimated future oil and gas prices to estimated future production, less estimated future expenditures to develop and produce the reserves. If the sum of these estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, an impairment loss is recognized for the excess of the carrying amount over the estimated fair value of the property based on estimated future cash flows.

Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Stock Option Plans

In the second quarter of 2003 the Company granted stock options in the amount of 1,250 shares to each Director under the Company's "Director Nonqualified Stock Option Agreement". In addition, the Company approved the grant of 6,000 options, vesting in equal amounts over three years, to Phelps C. Wood, the Chief Executive Officer of the Company.
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period:




                                   Six months ended    Three months ended
                                        June 30,             June 30,
                                     2003      2002       2003      2002
                                  ________   _______     _______  _______


Net Earnings (loss):
 As Reported                 $    50,146    (239,492)    53,567  (120,552)
 Pro Forma                        45,384    (244,352)    48,805  (125,412)


Earnings (loss) per share:
 As Reported                 $      0.10       (0.48)      0.11    (0.24)
 Pro Forma                          0.09       (0.48)      0.10    (0.25)

                                 _________   ________    _______  _________




(2) Investment Securities:

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at June 30, 2003 and December 31, 2002 are as follows:


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
June 30, 2003           cost        gains       losses      value
__________________      __________  __________  __________  __________

Held-to-maturity:
 U. S. government
  agency securities   $  2,996,501           -       (618)   2,995,883

Available-for-sale:
  Equity securities   $    437,783     142,679       (742)     579,720



December 31, 2002
_________________

Held-to-maturity:
 U. S. government
   agency securities  $  2,994,347           -       (347)   2,994,000

Available-for-sale:
  Equity securities   $    494,782     153,461     (5,606)     642,637




CENTRAL NATURAL RESOURCES INC.

Notes to Unaudited Consolidated Financial Statements


Investment income (loss) consists of the following for each of the periods ended June 30:



                                   Six months ended    Three months ended
                                        June 30,             June 30,
                                     2003      2002       2003      2002
                                  ________   _______     _______  _______

Realized gains on sales
 of equity securities            $  12,669    17,169        (991)   8,433
Impairment charge                  (87,282) (535,133)          - (323,006)
Interest Income                     26,101    44,052      11,459   22,416
Dividend Income                      3,936     2,604       1,865    1,302
                                   _______   _______     _______  _______

                                 $ (44,576) (471,308)     12,333 (290,855)



Investments in debt securities are classifiedas held-to-maturity securities, which are carried at amoritized cost. Investments in marketable equity securitites are classified as available-for-sale securities, which are carried at fairvalue, with unrealized gains and losses excluded from earningsand reported in other comprehensive income.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Other than temporary impairment is analyzed quarterly on an individual security basis based on the length of time and the extent to which market value has been less than cost; the financial condition and any specific events which effect the issuer; and the Company's intent and ability to hold the security. During the six and three months ended June 30, 2003, the Company recognized no impairment charge for marketable equity securities.

Other investments represent an equity interest in non-marketable securities for which the Company does not possess significant influence. These investments are accounted for at cost. An impairment charge was recognized in the amount of $87,282 to reflect an impairment in these securities in the first quarter of 2003.

(3) Investment in Oil and Gas Property

In the first quarter of 2003, the Company, through a wholly-owned subsidiary, CNR Production, L.L.C., a Texas limited liability company (hereinafter the "Subsidiary"), acquired an undivided two percent (2%) interest in certain working interests in two oil and gas fields known as the Bass Flores Field and Total Tabasco Field located in Hidalgo and Starr Counties in south Texas. As consideration for this acquisition, the Subsidiary paid $1,080,000. This area of Texas is active in the production of gas and oil, and there are a number of operating oil and gas wells located on the property acquired. This acquisition is recorded on the prorata consolidation method and all revenue and expenses associated with oil and gas production are accounted for on an accrual basis. For the period ended June 30, 2003, this property generated 100% of oil and gas production for the Company.

In May, the Subsidiary acquired a 2% working interest in 194.28 additional unproved acres in the Flores Field in Hidalgo Co., Texas for $80,000.
This amount was paid by the Subsidiary from funds provided by the Company from its available liquid resources by means of capital contributions and loans to the subsidiary. The Subsidiary through the acceptance of an Authorization For Expenditure (AFE), has elected to participate in the drilling of an exploratory well on this property with an anticipated start date of July 1, 2003.

Oil and gas property recorded on the balance sheet is comprised of property that is both proved and unproved. At June 30,2003, leasehold costs for unproven properties amounted to $275,921.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total operating revenue increased in the first six months of 2003 over the first six months of 2002, and in the second quarter of 2003 over the second quarter of 2002, due to increased revenues from oil and gas royalties which, in turn, were due to increased production of oil and gas during the current periods under comparison, coupled with an increase in average prices during the comparable periods. Additionally, revenue from oil and gas working interests acquired in the first quarter of 2003, as described in Note 3 to the Financial Statements, contributed to the increase in operating revenue in the current period. Oil and other mineral lease rentals and bonuses decreased in the first six months of 2003 from the first six months of 2002 and in the second quarter of 2003 from the second quarter of 2002 due to reduced lease and bonus activities in the periods under comparison as well as lower income recognizable from these sources in the current periods under consideration.

As mentioned in prior reports, a lessee continues to expand drilling operations and production of coal bed methane gas from certain of the Company's coal properties located in Sebastian County, Arkansas, with revenue continuing to be received from royalties from this operation during the current fiscal periods under comparison. Commercial production has been somewhat consistent over the past two years, however, the level of commercial production on an ongoing basis must be considered uncertain at this time, as the amount of revenue which will continue to be received from this source will be subject to the uncertainties of volume of production and price fluctuations in the market price of natural gas. For the six months ended June 30, 2003, royalties from coal bed methane production associated with these properties was $98,533 and are included in operating revenue in oil and gas royalties.

General and administrative expenses increased in both the second quarter of 2003 from the second quarter of 2002 and the first six months of 2003 from the first six months of 2002 due to increased compensation associated with the engagement of a full time chief executive officer. Oil and gas operating expenses, which include lease operating costs as well as depletion, depreciation and amortization, increased due to the acquisition and subsequent operation of the working interests discussed previously.

There was positive non-operating income in the second quarter of 2003 compared to a non-operating loss in the second quarter of 2002, and non-operating losses decreased in the first six months of 2003 from the first six months of 2002 due to an investment gain in 2003 versus an impairment charge recognized on investments in 2002.
In the first six months of 2002 the Company recognized impairment charges reflecting write-downs in the carrying value of certain marketable investment securities as described in Note 2 because decreases in current market values of those securities were deemed by Management to be other than temporary. There was no impairment charge recognized on investment equity securities in the first six months of 2003 although during the first quarter of 2003 an impairment charge of $87,282 was taken on the carrying value of an investment in non-marketable securities held by the Company.

The Company recorded an increase in income taxes for the second quarter of 2003 over the second quarter of 2002 as well as for the first six months of 2003 over the first six months of 2002 due to increased taxable earnings compared to losses in the prior periods under comparison.
Income tax benefits from 2002 reflect receipt of a refund of state income taxes for prior years amounting to $70,093.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Financial Condition - Liquidity and Capital Resources

The financial condition of the Company continued to be strong through the end of the first six months of 2003 as it was at the end of the fiscal year in 2002. Although the Company utilized available liquidity to fund the acquisition of working interests in south Texas as well as exploratory drilling activities in east Texas, the liquidity of the Company continues to be high as is evidenced by a continuing favorable ratio of current assets to current liabilities, and the fact that a significant portion of the Company's net worth continues to be represented by liquid assets.

The Company continues to have no bank debt or other lender liability outstanding and no significant other liabilities. There are no off balance sheet arrangements. In addition, since the Company carries no inventory and has low amounts of accounts receivable and accounts payable, its working capital needs are minimal, and since it has significant liquid assets, and there are no current known demands, commitments or contractual obligations, Management believes that liquidityshould continue to be favorable and the financial condition of the Company strong.

Regarding future capital expenditures, as reported in prior filings, the Company is participating in an oil and gas exploration venture in east Texas. In May 2003, due to the funding requirements associated with exploratory drilling operations, the Board authorized an additional $250,000 (for a total authorization of up to $500,000) to enable the Company's wholly-owned subsidiary, CNR Production LLC, to participate further in the project. Approximately $195,325 has been paid by the subsidiary through the close of the second quarter of 2003. Exploratory drilling began on this property in the second quarter of 2003 and the subsidiary entered into an Operating Agreement with Smith Production Inc. to manage the drilling and ongoing lease operating activities associated with this project. It is expected that, in the near term, these exploratory activities will require additional funds pursuant to Authorizations for Expenditures as discussed hereafter.

With regard to the south Texas acquisition and the east Texas project described above, the subsidiary will be called upon, from time to time, to pay its pro-rata share of expenses and capital expenditures associated with the projects. As discussed in past reports, prior to expenditures being incurred on these properties, the project operator will issue an Authorization for Expenditure (AFE) for review and approval by the subsidiary.Management believes that, based upon the subsidiary's current liquidity level and the expected future revenue from these ventures, sufficient financial resources will be available to meet any and all funding requirements required by these projects.

Other than these projects, the Company has no specific commitment for material expenditures at the present time. Management does, however, continue to actively pursue other business opportunities which may result in a more productive deployment of its assets and ultimately increase earnings, and in pursuit of that objective has focused on the possible acquisition of additional mineral properties or working interest in selected oil and gas operations. In addition, Management continues to aggressively pursue development of its currently owned oil and gas and coal properties and to attempt to lease more of its mineral properties in order to generate additional rental, bonus and royalty income. The only continuing commercial commitment is the operating lease for general office space of the Company and commitments with respect to the Texas oil and gas projects referred to above.

Although as discussed above, the liquidity of the Company continues to be favorable, it is affected by cash flows. The Consolidated
Statement of Cash Flows in the accompanying Consolidated Financial Statements illustrates that there was a net decrease in cash and cash equivalents during the first six months of 2003 and in the same period in 2002, but the decrease was greater in the current period.
Contributing to the differences was an increase in the amount of accounts receivable and advances to operators included in other assets in 2003 and a decrease in deferred oil lease bonuses. Also contributing to the increase in operating cash flows was the net gain in the first six months of 2003 compared to the net loss in the first six months of 2002. The increase in cash flows from operating activities in the first six months of 2003 versus the same period of 2002 was also affected by the receipt of income tax refunds and the effect of depletion, depreciation and amortization associated with income from the oil and gas properties purchased in 2003. A significant use of cash from investing activities in the current period was the acquisition of working interests in oil and gas properties and differences in the amount of proceeds from the sale of equity securities and purchase of equity securities, and the amount of proceeds from matured/called investment debt securities which were reinvested. Both the 2003 and the 2002 periods under comparison included certain impairment charges which reduced earnings but did not reduce cash but the aggregate amount of such impairment charges were significantly greater in 2002.

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

A cash dividend of $0.10 per share was paid in both the first quarter and the second quarter of 2003, and a cash dividend of the same amount was paid in the first and second quarter of 2002. After the close of the current quarter, the Board declared a dividend of $0.10 to be paid in the third quarter of 2003.

The Company was required to adopt SFAS No. 143, Accounting for Asset Retirement Obligations on January 1, 2003 and SFAS No. 144,
Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. The adoption of SFAS No.143 and SFAS No. 144 had no material impact on the Company's financial statements.

Forward-Looking Statements

This report contains forward-looking statements that are based on current expectations, estimates, forecasts, and projections about the business segment in which the Company operates, Management's beliefs, and assumptions made by Management. These and other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. These statements are not guarantees of future performance and involve assumptions and certain risks and uncertainties that are difficult to predict, such as future changes in energy prices, including fluctuations in prevailing prices for oil and gas, the Company's ability to participate in or co-venture successful exploration or production of natural resources (such as oil, gas, coal and other minerals), results of drilling and other exploration and development activities, uncertainties regarding future political, economic, regulatory, fiscal, and tax policies and practices as well as assumptions concerning a relatively stable national economy, and the absence of a major disruption such as a domestic act of terrorism and the uncertainties of even routine litigation in which the Company is involved from time-to-time in the ordinary course of its business operations. In addition, the company relies on professional and management services provided by third parties in certain of its operating activities. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecast in such forward-looking statements. The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2003, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that its disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Chief Financial Officer, of material information about the Company required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities, and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - Attached

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - Attached

PART II, ITEM 4. - SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

The following meeting of Stockholders was held during the second quarter to which this report pertains.

(a)	The Annual Meeting of Stockholders was held April 22, 2003.
in Pasadena, CA.

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

PART II, ITEM 6. - Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit 31.1 - Certification required by Rule 13a-14(a) or Rule 15d-14(a) for Chief Executive Officer (Attached as Exhibit 31.1 hereto).

Exhibit 31.2 - Certification required by Rule 13a-14(a) or Rule
15d-14(a) for Chief Financial Officer (Attached as Exhibit 31.2 hereto).

Exhibit 32.1 - Section 1350 Certification for Chief Executive Officer (Attached as Exhibit 32.1 hereto).

Exhibit 32.2 - Section 1350 Certification for Chief Financial Officer (Attached as Exhibit 32.2 hereto).

(b) No Current Reports on Form 8-K were filed during the second quarter

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



      CENTRAL NATURAL RESOURCES INC.
               (Registrant)


Date:   August 14, 2003
        ____________________________

By:     /s/   Phelps C. Wood
        ____________________________
              Phelps C. Wood
              President, and Chief Executive Officer


Date:   August 14, 2003
        ____________________________

By:     /s/ Leonard L. Noah
        ____________________________
            Leonard L. Noah,
            Chief Financial Officer