Form 10-Q/A
period 2003-06-30
CENTRAL NATURAL RESOURCES INC
filed 2003-09-10
CIK 18605

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

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


PART I - FINANCIAL INFORMATION         ITEM 1.  FINANCIAL STATEMENTS

CENTRAL NATURAL RESOURCES, INC.

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002
(Unaudited)

(amounts in unit dollars)

ASSETS                                          2003         2002

                                                __________   __________

Current assets:
  Cash and cash equivalents                   $    975,770    1,956,795
  Accounts receivable                               67,252       22,500
  Securities maturing within one year,
   at amortized cost (note 2)                    2,996,501    2,994,347
  Notes receivable, current                         59,076       65,221
  Income tax receivable                             40,405      206,867
  Deferred income taxes                                  -        4,204
  Other                                             90,558       11,416
                                                __________   __________

Total current assets                             4,229,562    5,261,350
                                                __________   __________

Equity securities, at fair value (note 2)          579,720      642,637
Other Investments                                  262,720      350,002
Deferred income taxes                               11,692       13,200

Coal deposits, surface land,leasehold
 improvements and oil and gas property
 (notes 3 and 4):
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,267       25,562
  Oil and gas property                           1,369,978      150,135
                                                 __________   __________
                                                 3,038,115    1,818,567

  Less accumulated depletion, depreciation
     and amortization                             (618,645)    (583,748)
                                                __________   __________

     Net coal deposits, surface land,
      leasehold improvements and oil and
      gas property                               2,419,470    1,234,819
                                                __________   __________

     Total assets                             $  7,503,164    7,502,008
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