Form 10-Q
period 2003-09-30
CENTRAL NATURAL RESOURCES INC
filed 2003-11-13
CIK 18605

Form 1O-Q


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


              For the Quarterly Period Ended September 30, 2003


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

                            Yes [ ]     No [X]



               Common stock outstanding as of October 31, 2003
                       $1 par value; 491,824 shares

CENTRAL NATURAL RESOURCES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - September 30, 2003 and
             December 31, 2002

           Consolidated Statements of Earnings and Retained Earnings
             - Nine months ended September 30, 2003 and 2002 and three
               months ended September 30, 2003 and 2002

           Consolidated Statements of Comprehensive Income
             -Nine months ended September 30, 2003 and 2002 and
              three months ended September 30, 2003 and 2002

           Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2002

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

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


PART I - FINANCIAL INFORMATION         ITEM 1.  FINANCIAL STATEMENTS

CENTRAL NATURAL RESOURCES, INC.

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002
(Unaudited)

(amounts in unit dollars)

ASSETS                                          2003         2002

                                                __________   __________

Current assets:
,  Cash and cash equivalents                   $   728,369    1,956,795
  Accounts receivable                               52,750       22,500
  Securities maturing within one year,
   at amortized cost (note 2)                    2,998,586    2,994,347
  Notes receivable, current                         58,151       65,221
  Income tax receivable                             44,468      206,867
  Deferred income taxes                                  -        4,204
  Other                                             61,689       11,416
                                                __________   __________

Total current assets                             3,944,013    5,261,350
                                                __________   __________

Equity securities, at fair value (note 2)          620,869      642,637
Other Investments                                  262,720      350,002
Deferred income taxes                                    -       13,200

Coal deposits, surface land,leasehold
 improvements and oil and gas property
 (notes 3 and 4):
  Coal deposits                                  1,602,882    1,602,882
  Mineral rights                                    39,988       39,988
  Surface land                                      25,267       25,562
  Oil and gas property                           1,535,426      150,135
                                                 __________   __________
                                                 3,203,563    1,818,567

  Less accumulated depletion, depreciation
     and amortization                              632,928      583,748
                                                __________   __________

     Net coal deposits, surface land,
      leasehold improvements and oil and
      gas property                               2,570,635    1,234,819
                                                __________   __________

     Total assets                             $  7,398,237    7,502,008
                                                __________   __________


See accompanying notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses       $     37,329       20,279
  Deferred income advance oil lease bonus                -       11,250
  Federal and state income taxes                    55,154            -
                                                __________   __________

Total current liabilities                           92,483       31,529
                                                __________   __________

  Deferred income taxes                             17,052            -


  Preferred stock of $1 par value; 100,000
   Shares authorized; no shares issued                   -            -
  Common stock of $1 par value; 2,500,000
   Shares authorized; 503,924 issued               503,924      503,924

  Treasury stock 12,100 shares in 2003
    and 5,000 shares in 2002                      (161,775)     (71,250)

  Retained earnings                              6,808,307    6,941,699

  Accumulated other comprehensive income,
   net of deferred taxes of $74,437 in 2003
   and $51,749 in 2002                             138,246       96,106
                                                __________   __________

  Total stockholders' equity                     7,288,702    7,470,479

                                                __________   __________

  Total liabilities and stockholder's equity  $  7,398,237    7,502,008
                                                __________   __________


See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC.

Consolidated Statements of Earnings and Retained Earnings

Nine months ended September 30, 2003 and 2002 and three months ended September 30, 2003 and 2002
(Unaudited)

(amounts in unit dollars)


                                 Nine months ended   Three months ended
                                    September 30,      September 30,
                                  2003      2002      2003      2002
                                _________ _________  _________ _________

Operating revenue:
  Coal royalties              $    45,000    45,000     22,500    22,500
  Oil and gas royalties           445,781   312,957    152,654   123,401
  Oil and gas revenue             291,183         -     99,551         -
  Oil and other mineral lease
   rentals and bonuses             23,985   100,415      8,710     3,837
                                _________ _________  _________ _________
    Total operating revenue       805,949   458,372    283,415   149,738


Oil and gas operating expenses     94,898         -     26,175         -
DD&A expense                       49,180     1,125     14,283       563
Exploration Expenses              165,503         -    165,503         -
General and administrative
  expenses                        482,588   416,409    145,736   124,972
Gain on sales of real estate      (16,002)        -          -         -
                                _________ _________  _________ _________
    Total expenses                776,167   417,534    351,697   125,534
                                _________ _________  _________ _________

    Operating income (loss)        29,782    40,838    (68,282)   24,204
                                _________ _________  _________ _________

Nonoperating income:
  Investment expense (income)     (14,001) (664,979)    30,575  (193,671)
  Other                               656     2,431         12     2,280
                                _________ _________  _________ _________

    Total nonoperating
      income (loss)               (13,345) (662,548)    30,587  (191,391)
                                _________ _________  _________ _________

    Earnings(loss)from
     continuing operations
     before income taxes           16,437  (621,710)   (37,695) (161,187)

Income taxes                          861  (280,115)    (3,125)  (64,918)
                                _________ _________  _________ _________

   Net earnings (loss)             15,576  (341,595)   (34,570) (102,269)


Retained earnings at
 beginning of period            6,941,699 7,445,022  6,892,059 7,104,910
Deduct cash dividends paid
 of $.30 per share in 2003
 and $.30 per share in 2002      (148,968) (151,177)   (49,182)  (50,393)
                                _________  _________  _________ _________

Retained earnings at end
 of period                    $ 6,808,307  6,952,248  6,808,307 6,952,248


Earnings (loss) per share-
   basic and diluted          $      0.03      (0.68)     (0.07)    (0.20)
                                _________  _________  _________ _________

Weighted average number
 of shares of common stock
    outstanding
  Basic                           497,103    503,924    493,522   503,924
  Diluted                         497,103    503,924    493,522   503,924



See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC.

Consolidated Statements of Comprehensive Income
Nine months ended September 30, 2003 and 2002 and three months ended September 30, 2003 and 2002
(Unaudited)

(amounts in unit dollars)

                                 Nine months ended    Three months ended
                                    September 30,        September 30,
                                   2003      2002        2003      2002
                                _________ _________   _________ _________

Net earnings (loss)         $      15,576  (341,595)    (34,570) (102,269)
                                _________ _________   _________ _________


Other comprehensive income:
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                   93,031   (41,814)     86,281   (58,125)
 Income taxes                     (32,559)   14,635     (30,198)   20,344
                                _________ _________   _________ _________


    Realized gains and
     unrealized appreciation       60,472   (27,179)     56,083   (37,781)
                                _________ _________   _________ _________

Less:
 Realized investment (gains)
  losses included in net
  earnings                        (28,203)   48,497     (15,534)   65,666

 Income taxes                       9,871   (16,974)      5,437   (22,983)
                                _________ _________   _________ _________

                                  (18,332)   31,523     (10,097)   42,683
                                _________ _________   _________ _________

                                   42,140     4,344      45,986     4,902
                                _________ _________   _________ _________

    Comprehensive
      income (loss)            $   57,716  (337,251)     11,416   (97,367)


See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2003 and 2002
(Unaudited)

(amounts in unit dollars)


                                                   2003         2002
                                                 _________    _________

Cash flows from operating activities:
  Net earnings (loss)                         $     15,576     (341,595)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in)
      operating activities:
    Depletion, deprecition, and amortization        49,180        1,125
    Amortization of premiums and discounts of
      Securities, net                              (24,181)     (51,138)
    Impairment charge on equity securities               -      686,229
    Impairment charge on other investments          87,282            -
    Gain on sales of real estate                   (16,002)           -
    Loss(gain)on sales of equity
       securities                                  (28,203)      48,497
    Changes in assets and liabilities:
      Accounts receivable and other assets         (80,523)      94,816
      Income tax receivable                        162,399            -
      Deferred oil lease bonus                     (11,250)     (47,353)
      Accounts payable and accrued expenses         17,050       15,966
      Federal and state income taxes                66,922     (259,237)
                                                 _________    _________

         Total adjustments                         222,674      488,905
                                                 _________    _________

   Net cash provided by
        operating activities                       238,250      147,310
                                                 _________    _________

Cash flows from investing activities:
  Proceeds from note receivable                      7,070       12,885
  Proceeds from matured/called investment
   debt securities                              12,000,000   16,000,000
  Purchases of investment debt securities      (11,980,058) (15,946,547)
  Proceeds from sales of land                       16,297            -
  Purchases of oil and gas lease property       (1,219,843)           -
  Purchases of equity securities                    (1,367)    (296,138)
  Proceeds from sales of equity securities         116,426      149,067
  Purchase of oil and gas lease property        (1,385,291)           -
  Purchase of other investments                          -     (143,256)
                                                  _________    _________

   Net cash provided by
    investing activities                        (1,227,183)    (233,989)
                                                 _________    _________

Cash flows from financing activities:
  Purchase of treasury stock                       (90,525)           -
  Payment of dividends                            (148,968)    (151,177)
                                                 _________    _________


   Net cash used in financing activities          (239,493)    (151,177)
                                                 _________    _________

   Net increase in cash and cash equivalents    (1,228,426)    (227,856)


Cash and cash equivalents,
 beginning of year                               1,956,795    1,285,926

                                                 _________    _________

Cash and cash equivalents,
 end of period                                $    728,369    1,058,070


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2003

(1) Basis of Presentation:

In the opinion of Central Natural Resources, Inc. (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring (accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations and cash flows for the periods ended September 30, 2003 and 2002.

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

The Company uses the Successful Efforts method of accounting for revenue and expenses from oil and gas production that has been detailed in the Company's 10-K and previous reports. Revenue and expenses associated with oil and gas production is accrued in the period the revenue or expenses are generated. Revenue and expenses from oil and gas production in the period ended September 30, 2003 was generated by working interests in oil and gas properties acquired in February 2003 and working interests in unproved properties acquired in July 2002. No revenue or expenses from oil and gas production was recorded in the period ended September 30, 2002.

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


Stock Option Plans

In  the  first  nine  months  of 2003 the  Company  granted  stock options in the amount of 1,250 shares to each of the Directors under the Company's "Director Nonqualified Stock Option Plan". Also in the first nine months of 2003, the Company approved the grant of 6,000 options, vesting in equal amounts over three years, to Phelps C. Wood, the Chief Executive Officer of the Company. In the third quarter of 2003 the Company made no grants to Directors or to employees of the Company. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period:




                                   Nine months ended    Three months ended
                                      September 30,        September 30,
                                    2003      2002       2003      2002
                                  ________   _______     _______  _______


Net Earnings (loss):
 As Reported                 $    15,576    (341,595)   (34,570) (102,269)
 Stock Options                    (4,762)     (4,860)    (4,762)   (4,860)
 Pro Forma                        10,814    (346,455)   (39,332) (107,129)


Earnings (loss) per share:
 As Reported                 $      0.03       (0.68)     (0.07)   (0.20)
 Pro Forma                          0.02       (0.71)     (0.08)   (0.21)

                                 _________   ________    _______  _________



(2) Investment Securities:

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at September 30, 2003 and December 31, 2002 are as follows:



                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
September 30, 2003           cost        gains       losses      value
__________________      __________  __________  __________  __________

Held-to-maturity:
 U. S. government
  agency securities   $  2,998,586           -         (3)   2,998,583

Available-for-sale:
  Equity securities   $    408,185     213,264       (580)     620,869



December 31, 2002
_________________

Held-to-maturity:
 U. S. government
   agency securities  $  2,994,347           -       (347)   2,994,000

Available-for-sale:
  Equity securities   $    494,782     153,461     (5,606)     642,637




CENTRAL NATURAL RESOURCES INC.

Notes to Unaudited Consolidated Financial Statements


Investment income (loss) consists of the following for each of the periods ended September 30:



                                   Nine months ended    Three months ended
                                       September 30,        September 30,
                                     2003      2002       2003      2002
                                  ________   _______     _______  _______

Realized gains on sales
 of equity securities            $  28,203   (48,497)     15,534  (65,666)
Impairment charge                  (87,282) (686,229)          - (151,096)
Interest Income                     39,507    62,943      13,406   18,891
Dividend Income                      5,571     6,804       1,635    4,200
                                   _______   _______     _______  _______

                                 $ (14,001) (664,979)     30,575 (193,671)



Investments in debt securities are classified as held-to-maturity securities, which are carried at amortized cost. Investments in marketable equity securities are classified as available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Other than temporary impairment is analyzed quarterly on an individual security basis based on the length of time and the extent to which market value has been less than cost; the financial condition and any specific events which effect the issuer; and the Company's intent and ability to hold the security. During the three months ended September 30, 2003, the Company recognized no impairment charge for marketable equity securities.

Other investments represent an equity interest in non-marketable securities for which the Company does not possess significant influence. These investments are accounted for at cost. An impairment charge was recognized in the amount of $87,282 to reflect an impairment in these securities in the first quarter of 2003.

(3) Investment in Oil and Gas Property

For the period ended September 30, 2003, working interests in oil and gas producing properties acquired by the Company's wholly-owned subsidiary, CNR Production, L.L.C. (CNR) in the first quarter of 2003, and discussed in previous reports, generated 100% of oil and gas production. In the third quarter of 2003, CNR began development work on its working interest properties in the Flores and the Tabasco fields in Hidalgo and Starr Counties in south Texas. Through the end of the third quarter CNR had paid $245,750 on four wells in this area (including an exploratory well on unproved property for which a 2% working interest was acquired in May, 2003, as discussed in a previous report). At quarter end, two wells were in the process of being completed while drilling activity continued on the remaining two wells.

Through the end of the third quarter of 2003, CNR had paid $154,870 toward exploratory well development on CNR's east Texas working interest property located in Liberty County. This amount includes $92,785 expensed on the income statement under "Exploration expenses" due to unsuccessful exploratory wells.
At quarter end, one well was in the process of being completed while drilling activity continued on the second well (known as the Grayburg #1). After the close of the quarter, the operator of the property made the determination that the Grayburg #1 was a dry-hole and would need to be plugged and abandoned. Costs incurred on this well in the third quarter are included in Exploration expenses described above.

Oil and gas property recorded on the balance sheet is comprised of property that is both proved and unproved. At September 30, 2003, unproved properties amounted to $227,406, which is net of a write-down of $72,718 associated with exploratory dry-holes expensed in the third quarter of 2003 under Exploration Expenses on the Income Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total operating revenue increased in the first nine months of 2003 over the first nine months of 2002, and in the third quarter of 2003 over the third quarter of 2002, due partially to increased revenue from oil and gas royalties which, in turn, were due to increased production of oil and gas during the current periods under comparison, coupled with an increase in average prices during the comparable periods. Additionally, revenue from oil and gas working interests acquired in the first quarter of 2003, as described in more detail in Note 3 to the Financial Statements, contributed to the increase in operating revenue in the current period. Oil and other mineral lease rentals and bonuses decreased in the first nine months of 2003 from the first nine months of 2002 despite a slight increase in the third quarter of 2003 over the third quarter of 2002. The decrease during the comparable nine-month periods was due to reduced lease and bonus activities in the periods under comparison as well as lower income recognizable from these sources in the current periods under consideration.

As mentioned in prior reports, a lessee continues to expand drilling operations and production of coal bed methane gas from certain of the Company's coal properties located in Sebastian
County, Arkansas, with revenue continuing to be received from royalties from this operation during the current fiscal periods under comparison. Commercial production has been somewhat consistent over the past two years, however, the lessee plans to further develop this property over the next 12 to 18 months. If this development is successful, it could result in increased production and a corresponding increase in the amount of revenue that the Company receives from this lessee. Current and future revenue from this source will continue to be subject to the uncertainties of volume of production and price fluctuations in the market price of natural gas. For the nine months ended September 30, 2003, royalties from coal bed methane production associated with these properties was $147,221 and are included in operating revenue in oil and gas royalties.

General and administrative expenses increased in both the third quarter of 2003 from the third quarter of 2002 and the first nine months of 2003 from the first nine months of 2002 due partially to increased compensation associated with the engagement of a full time chief executive officer. Expenses associated with oil and gas operations, which include lease operating costs, depletion, depreciation and amortization, and exploration expenses, increased due to the acquisition and subsequent operation of the working interests discussed previously. Exploration expenses increased in the third quarter due to exploration activity in the Company's working interest properties. Exploration expenses for both the quarter and the nine month period ended September, 30, includes costs relating to unsuccessful well attempts as well as the write-down of capitalized lease costs related to those wells.

There was positive non-operating income in the third quarter of 2003 compared to a non-operating loss in the third quarter of 2002, and non-operating losses decreased in the first nine months of 2003 from the first nine months of 2002. In the first nine months of
2002 the Company recognized impairment charges reflecting write-downs in the carrying value of certain marketable investment securities as described in Note 2 because decreases in current market values of those securities were deemed by Management to be other than temporary. There was no impairment charge recognized on investment equity securities in the first nine months of 2003 although during the first quarter of 2003 an impairment charge of $87,282 was taken on the carrying value of an investment in non-marketable securities held by the Company.

The Company recorded a decrease in income tax benefits for the third quarter of 2003 from the third quarter of 2002 due to reduced losses in the current period under comparison. Income taxes increased in the first nine months of 2003, from the first nine months of 2002 due to taxable earnings generated in the current period versus a net loss in the comparable 2002 period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Financial Condition - Liquidity and Capital Resources

The financial condition of the Company continued to be strong through the end of the first nine months of 2003 as it was at the end of the fiscal year in 2002. Although the Company utilized available liquidity to fund the acquisition of working interests in south Texas as well as exploratory and developmental drilling activities in east Texas and south Texas by the Company's wholly-owned subsidiary, CNR Production L.L.C. (CNR), the liquidity of the Company continues to be high as is evidenced by a continuing favorable ratio of current assets to current liabilities, and the fact that a significant portion of the Company's net worth continues to be represented by liquid assets.

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

Regarding future capital expenditures, as reported in prior filings, CNR is participating in an oil and gas exploration venture in east Texas and continues to expand both developmental and exploratory efforts on its south Texas properties. Through the close of the third quarter of 2003, CNR had committed to participate in a total of seven wells as mentioned in Note 3, and CNR believes that additional exploratory and developmental well potential exists in these areas. CNR expects that in the near term, these activities will require additional funds pursuant to Authorizations for Expenditures as discussed hereafter.

With regard to CNR's working interests in oil and gas properties described above, it will be called upon, from time to time, to pay its pro-rata share of expenses and capital expenditures associated with the projects. As discussed in past reports, prior to expenditures being incurred on these properties, the project operator will issue an Authorization for Expenditure (AFE) for review and approval by CNR. Management believes that, based upon the CNR's current liquidity level and the expected future revenue from these ventures, sufficient financial resources will be available to meet any and all funding requirements required by these projects.

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

Although, liquidity of the Company continues to be favorable, it is affected by cash flows. The Consolidated Statement of Cash Flows in the accompanying Consolidated Financial Statements illustrates that there was a net decrease in cash and cash equivalents during the first nine months of 2003 and in the same period in 2002, but the decrease was greater in the current period. Contributing to the differences was positive net earnings in the first nine months of 2003 compared to a net loss in the first nine months of 2002 and an increase in the amount of accounts receivable and advances to operators included in other assets in 2003 and a decrease in deferred oil lease bonuses. The increase in cash flows from operating activities in the first nine months of 2003 versus the same period of 2002 was also affected by differences in income tax liability including the receipt of a refund of state income taxes for prior years amounting to $70,093 in 2002. A significant use of cash from investing activities in the current period was the acquisition of working interests in oil and gas properties and differences in the amount of proceeds from the sale of equity securities and purchase of equity securities, and the amount of proceeds from matured/called investment debt securities which were reinvested. Both the 2003 and the 2002 periods under comparison included certain impairment charges which reduced earnings but did not reduce cash but the aggregate amount of such impairment charges were significantly greater in 2002. A purchase of Treasury Stock in the first nine months of 2003 reduced cash compared to the comparable period in 2002.

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

Yet another example of judgment exercised in applying a critical accounting policy is the election, approved by the Board of Directors of the Company, to utilize the "Successful Efforts" method of accounting with respect to the operation of the oil and gas working interests described above. "Successful Efforts" typically results in more of the costs of operations expensed as incurred.

A cash dividend of $0.10 per share was paid in each of the first, second and third quarters of 2003, and a cash dividend of the same amount was paid in the first, second and third quarters of 2002. After the close of the current quarter, the Board declared a dividend of $0.10 to be paid in the fourth quarter.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2003, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Central Natural Resources, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company's management, including its Chief Executive Officer and its Chief Financial Officer,
concluded that its disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Chief Financial Officer, of material information about the Company required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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


Date:   November 13, 2003
        ____________________________

By:     /s/   Phelps C. Wood
        ____________________________
              Phelps C. Wood
              President, and Chief Executive Officer


Date:   November 13, 2003
        ____________________________

By:     /s/ Leonard L. Noah
        ____________________________
            Leonard L. Noah,
            Chief Financial Officer