Form 10-K
period 2003-12-31
CENTRAL NATURAL RESOURCES INC
filed 2004-03-29
CIK 18605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                             __________________


                                  FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2003

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

    The aggregate market value of the voting stock held by nonaffiliates of the registrant (201,770 shares), as of June 30, 2003 was $2,623,010.

    The number of shares outstanding of the issuer's only class of common stock as of March 1, 2004 is as follows:

             Common Stock ($1.00 Par Value) . . . . . . 494,824

                    DOCUMENTS INCORPORATED BY REFERENCE

    Definitive Proxy Statement to be furnished to security holders and the Securities and Exchange Commission on April 1, 2004, relative to the Annual Meeting of Stockholders to be held on April 30, 2004. (Part III)


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]


                                  PART I

ITEM 1.  BUSINESS

     (a) General Development of Business. Central Natural Resources, Inc. (hereinafter "the Company") is a Delaware corporation and the general development of its current one business segment, the Energy Business Segment, is described in the narrative description of the business contained in Section
1(c)  hereafter.   The  Company historically  has been involved
principally in that business.

     Since the beginning of the fiscal year there has been no material change in the mode of conducting the business of the Company. In addition, there have been no bankruptcy, receivership or similar proceedings with respect to the Company; there has been no material reclassification, merger or consolidation of the Company; other than the acquisition of a working interest in properties described in Item 2, there has been no acquisition or disposition of any material amount of assets other than in the ordinary course of business.

     In 2003, a wholly-owned subsidiary of the Company, CNR Production, LLC. (CNR), acquired certain working interests in oil and gas that CNR intends to further develop and extend over time. These interests substantially expanded the Company's prior involvement in the oil and gas industry. (The Company and CNR and other consolidated subsidiaries of the Company are herein referred to collectively as "The Company"). The Company considers these asset additions to be in the Energy Business Segment and intends to continue to expand its interests in this area through both organic growth and, when opportunities present themselves, future acquisitions. Continued expansion in this area will increase the amount of oil and gas assets that the Company records on its balance sheet and may result in increased expenses and liabilities related to the exploration and production of oil and gas.

     (b) Financial Information about Industry Segments. During the year 2003, the Company had one reportable segment that is identified as the Energy Business Segment.

     (c) Narrative Description of Business. The activities of the Company within the Energy Business Segment consist of the management of its interests in real properties and the participation in working interests as described hereinafter. Certain real property interests have been held and managed by the Company for lease to others for their exploration and the extraction of coal and oil and gas and for surface use. From time to time sales of portions of such properties have been made. The properties owned at the end of the fiscal year are described in Item 2.

     The Company's liquid assets are invested in a portfolio of marketable securities, including United States government and agency obligations.

     Other than as described above, the Company produces no products nor renders any services; however, as more fully explained in Item 2, oil, gas and coal are extracted by lessees from properties owned by the Company, and oil and gas is produced from property in which the Company holds a working interest.

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

     A portion of the leased property was subsequently subleased by the assignee to another party, but Bethlehem continues to guarantee the total royalty payment. A small amount of mining has been done on the lease. The Company believes that the assignee will contine to make the $90,000 annual minimum royalty payments until the lease termination in 2009.

     The Company does not posess certain attributes. For example there have been no new products or industry segments requiring the investment of a material amount of assets of the Company, and there have been no public announcements nor has information otherwise become public involving any such new products or industry segments.

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

     The Company's business do not have any backlog of unfilled orders.

     No material portions of the businesses of the Company may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

     Except as shown on the table below, there are no customers to which sales are made in an amount which equals ten percent or more of the Company's consolidated revenue in 2003.


Customer    Relationship   Revenue        Amount      % of 2003
                           Category       Received     Revenue
_______     ____________   __________     ________    _________
Smith
Production  WI Operator    Oil & Gas
                           Production     $377,328    34.9%
Royal Oil   Lessee         Mineral
                           Royalties      $198,525    18.4%
CDX Gas     Lessee         Mineral
                           Royalties      $187,251    17.3%
SEECO       Lessee         Mineral
                           Royalties      $121,651    11.3%
                           Mineral
Wilkem,Inc  Assignee*      Royalties      $90,000      8.3%

*The Bethlehem lease referred to previously, was assigned to Wilkem.

Competition

     The Energy Business Segment is extremely competitive and cyclical. The Company competes for property acquisitions with natural gas and oil companies that range in size from small, family owned operations to large independents to multinational corporations. The Company also competes for the equipment and labor required to operate and to develop these properties. Many competitors have substantially greater financial and other resources and may be able to sustain wide fluctuations in the economics of this industry more easily than the Company can. Since certain aspects of this Energy Business Segment are regulated, competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than the Company can. The ability of the Company to acquire and develop additional properties in the future will depend upon its ability to evaluate and select suitable properties, to secure adequate financing, to consummate transactions and to engage strategic partners in this highly competitive environment.

     The Company spent no money during any of the last three fiscal years on material company-sponsored research and development activities as determined in accordance with generally accepted accounting principles. In addition, the Company spent no money during such years on material customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques. It is anticipated that compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment will have no material effect upon the capital expenditures, earnings and competitive
position of  the  Company. There   are  no  material  estimated
capital expenditures for environmental control facilities for the remainder of the current fiscal year and the succeeding fiscal year or for any further periods that the Company deems material.

     As  to  future  business intended by the  Company,  it  has, during the last five years, investigated several new business opportunities, both in the Energy Business Segment and in other reportable business segments. Management of the Company
continues   to  seek  out  and  investigate  such  new   business
opportunities or expansion of existing leasing activities or working interests in oil and gas operations. Such investments could result in a more productive deployment of the Company's assets in an effort to generate more operating, rental, bonus, and royalty income, and the Company is considering acquiring additional mineral properties or additional working interests in selected oil and gas operations. While the Company has not limited itself geographically with respect to future working interest opportunities, the Company has focused primarily on properties in the continental United States that are located on or near areas with historic production.


     The total number of persons employed by the Company, as of the end of the fiscal year, was 3.

     (d) Financial Information about Geographic Areas. The
Company does not engage in operations in foreign countries, nor are portions of sales or revenues derived from customers in foreign countries.

ITEM 2.  PROPERTIES
     (a) The Company has working interests in primarily natural gas producing properties in a total of approximately 28,000 acres in Texas in addition to whole or partial interests in approximately 61,000 acres of real property located in Arkansas, Louisiana, Texas, Kansas, Oklahoma and Missouri. Coal deposits that total approximately 84,000,000 tons (of which 50% to 90% could be expected to be recoverable) are leased under the previously mentioned agreement with Bethlehem Steel Corporation and its assignees. Coal deposits aggregating approximately 92,000,000 tons in place with a net carrying value of approximately $700,000 at December 31, 2003 are not presently leased or producing coal in commercial quantities. In later parts of this Item 2 references are made to the ownership of "minerals." The Company is the owner of all or part of the subsurface minerals on large portions of the properties involved, but the only minerals of primary interest to the Company are coal, oil and gas. The Consolidated Properties of the Company are detailed on the following table:


Location    Description     Total Acreage     Utilization    Production
________    ___________     _____________     __________     __________
<s>                                           C>

Liberty &   Oil & Gas       2% Working        Active
Hardin Co.  Working         Interest in       Exploration &
TX          Interest        25,769 acres      Production     Oil & Gas

Starr &     Oil & Gas       2% Working        Active
Hidalgo     Working         Interest in       Exploration &
Co., TX     Interest        2,619 acres       Production     Oil & Gas

Cherokee &
Crawford    Coal &          3 Fee Simple      0 acres under
Co., KS     Mineral Rights  2,518 Mineral     lease          No Activity

Craig Co.
OK &                        710 Fee
Labette     Coal, Mineral   9,904 Coal        0 acres under
Co., KS     and Fee Simple  Only              lease          No Activity

                                              Over 13,600
                                              acres leased
                                              or HBP for a
                                              combination
                                              of Coal, Coal-
                                              bed Methane
Sebastian   Coal, Mineral   1,759 Fee Simple  and Oil & Gas  Coalbed Methane
Co., AR     and Fee Simple  16,545 Mineral    Development    Oil & Gas

                            640 Fee Simple
Pittsburg   Coal, Mineral   80 Mineral       600 acres
Co., OK     and Fee Simple  1,200 Coal Only  under lease     No Activity

Macon &
Randolph    Coal, Mineral   2 Fee Simple     0 acres under
Co., MO     and Fee Simple  6,147 Mineral    lease           No Activity

Vernon &
Beauregard                                   1280 acres
Parish, LA  Mineral Rights  10,619 Mineral   HBP             Oil & Gas

Walker,
Montgomery
& San                                        4,017 acres
Jacinto,TX  Mineral Rights  11,880 Mineral   HBP             Oil & Gas

LeFlore     Coal &
Co., OK     Mineral Rights  90 Mineral       90 acres HBP    Coalbed Methane

HBP - Stands for "Held By Production" and refers to acreage that is held by current oil or gas production.

     (b) In 2003, the Company produced oil and gas from properties in which it maintains a working interest. Through the acquisition of certain producing properties as well as through the exploration and development of unproved property in which the Company holds a working interest, these activities increased substantially in 2003. The Company's working interest in these oil and gas properties entitles it to a share of revenue
proportionate  to  its net revenue interest.   Additionally,  the
Company is responsible for a share of the operating costs, severance taxes and additional expenses that are applicable to the operation and development of these properties.

     In 2002, the Company did not participate in any producing oil and gas operations. However, the Company is the owner of certain properties (fully described above in this Item), part of which are leased to outside interests for the production of oil and gas. The Company receives bonuses, rentals and royalties for the use of the land and mineral interests leased by it.

Acquisitions and Dispositions

     On February 28, 2003 the Company, through its wholly-owned subsidiary, CNR Production, L.L.C., (CNR) a Texas limited liability company acquired an undivided two percent (2%) interest in certain properties constituting working interests in two oil and gas fields known as the Bass Flores Field and Total Tabasco Field located in Hidalgo and Starr Counties in south Texas. This area of Texas has been active in the production of gas and oil,and there are a number of operating oil and gas wells located on the property acquired.

     As consideration for this acquisition, CNR paid $1,080,000. This amount was paid by CNR from funds provided by the Company
from   its  available  liquid  resources.  The purchase price was allocated to leasehold costs and lease and well equipment based upon proved reserve information available at the time of purchase.

Natural Gas Reserves

     The  following  table presents the Company's  estimated  net proved  natural  gas reserves (unaudited) at  December  31,  2003 based on reserve reports prepared by T.J. Smith & Company, Inc..


As of Dec. 31, 2003                      Proved Reserves
                          Developed       Undeveloped       Total
                          _________      _______________    _______
Natural Gas Reserves,
  MMcf equiv.             1,409.0        785.2              2,194.2


     Further information regarding natural gas and oil reserves is contained in Note 10 to the consolidated financial statements, "Supplemental Information - Natural Gas Reserves (Unaudited)"


Drilling Activity and Productive Well Count

                                           Exploratory
                     Productive Wells       Dry Holes          Total
                     Gross      Net       Gross     Net    Gross   Net
                     ________________     _____________    ___________
2003                   2.00     0.04        2.00   0.04    4.00   0.08
2002                      0        0           0      0       0      0
2001                      0        0           0      0       0      0


                                          Developmental
                     Productive Wells       Dry Holes          Total
                     Gross      Net       Gross     Net    Gross   Net
                     ________________     _____________    ___________
2003                   5.00     0.11           0      0    5.00   0.11
2002                      0        0           0      0       0      0
2001                      0        0           0      0       0      0



Wells in Progress as of December 31, 2003

                                                           Gross   Net
Exploratory                                                   0      0
Development                                                1.00   0.02
___________                                                ___________
Total                                                      1.00   0.02

     The following table presents the number of productive natural gas wells in which the Company owned an interest as of December 31, 2003.

Natural Gas wells                                          Gross   Net

                                                          44.00  0.83
Production and Pricing

     In  2003  the  Company produced 57,443  Mcf  equivalents  of
natural   gas  from  the  working  interest  properties  detailed
previously with an average price per Mcf equivalent of $6.04. The bulk of the Company's production and proved reserves consists of natural gas and natural gas condensates with a very small amount of oil produced from certain gas wells. The form with which the Company reports production, Mcf equivalents, takes oil production into account. Additionally, the Company's producing properties have gas with a relatively high Btu value. Since natural gas is generally sold on a per Btu basis, on certain properties the Company will, from time to time, receive a slight premium on a per Mcf basis.


ITEM 3.  LEGAL PROCEEDINGS

     (a)  Currently,  there  are  no  material  pending   legal
proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of its property is the subject, and there are no material proceedings to which any director, officer of affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. Further, there are no administrative or judicial proceedings involving the Company or any of its subsidiaries arising under any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

     (b) There were no such material legal proceedings that were terminated during the fourth quarter of the fiscal year covered by this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                  PART  II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a) The common stock of the Company is traded over the counter. The range of bid and asked quotations and the dividends paid on such securities for each quarterly period during the Company's two most recent fiscal years as required by
Item 201 of Regulation S-K is set forth in the following table:


Period      Low       High      Dividends/Share
______      ____      ____      _______________
4Q2003      13.10     15.50      $0.10

3Q2003      12.75     13.50      $0.10

2Q2003      12.87     13.10      $0.10

1Q2003      13.12     13.90      $0.10

4Q2002      13.20     14.25      $0.10

3Q2002      14.50     16.25      $0.10

2Q2002      16.00     17.00      $0.10

1Q2002      16.81     17.20      $0.10


     (b) The approximate number of stockholders as of March 1, 2004 was 311.

     There have been no sales of either registered or unregistered securities by the Company during the past three years.


     (c) Dividends - The frequency and amount of any cash dividends declared on each class of its common equity by the Company for the two most recent fiscal years is set forth in that table included in Item (a) above.

     (d)  Securities  Authorized for Issuance Under  Compensation
Plans as of December 31, 2003:



    Plan      (a) Number of  (b) Weighted-     (c) Number of
  Category    Securities to     average     securities remaining
                be issued      exercise     available for future
              upon exercise    price of        issuance under
                    of        outstanding   equity compensation
               outstanding     options,       plans (excluding
                 options,    warrants and   securities reflected
               warrants and     rights.        in column (a))
                 rights.
__________    _____________  ____________   ___________________
   Equity         33,500        $15.66             91,500
compensation
   plans
approved by
 securities
  holders

   Equity           0              0                 0
compensation
 plans not
approved by
 securities
  holders
   Total          33,500        $15.66             91,500




     (e) Recent Sales of Unregistered Securities

     There have been no sales of either registered or unregistered securities by the Company during the past three years.

     (f) Purchases of Equity Securities by the Issuer and Affiliated
Purchasers


Period  (a)      (b)         (c) Total Number  (d) Maximum
        Total    Average     of Shares         Number (or
        Number   Price       Purchased as      Approx. Dollar
        of       Paid per    Part of Publicly  Value) of Shares
        Shares   Share       Announced Plans   that May Yet Be
        Purchas              or Programs       Purchased Under
        ed                                     the Plans or
                                               Programs
_____   ______   _______     _______________   ________________
Month      0         0               0                N/A
#4
(Oct. 1
- Dec.
31,
2003)
Total      0         0               0                 0



ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is set forth in the table below:


Years ended         2003        2002      2001      2000       1999
December
___________         __________  ________  ________  ________   ________
Total Operating     $1,080,496  $613,391  $769,909  $741,489   $615,875
Revenue

Net Earnings           112,499  (301,754)  246,296   856,581    651,010

Net Earnings per          0.23     (0.60)     0.49      1.58       0.92
common share

Cash Dividends per        0.40      0.40      0.88      0.88       0.63
common share

Total Assets         7,523,380  7,502,008 8,039,160 8,584,503 12,272,117


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In 2003 the Company accomplished several steps toward increasing its operating activities in the production of oil and gas. Prior to 2003, the Company derived all its mineral revenue from royalties and bonuses related to the leasing of its oil, gas and coal properties. In 2003, with the acquisition of a working interest in oil and gas producing properties in south Texas by a wholly owned subsidiary of the Company, CNR Production L.L.C.
(CNR), as well as through participation in exploration and development of properties in southern and eastern Texas, the Company initiated the first steps of what is a long term plan to expand further into oil and gas exploration and production.

     While the Company has historically been involved in oil and gas, its revenue previously has been derived primarily from royalty interests and lease bonus activity. As stated in prior reports, Management believes that opportunities to increase shareholder value exist in oil and gas exploration and production and is positioning the Company to take advantage of these potential opportunities. Consequently, 2003 consolidated financial statements show substantial revenue, expenses and capital expenditures incurred in this endeavor. Management believes these factors should continue to impact the Company and its subsidiaries in the future as it further develops its activities in this area.


Results of Operations

     Total  operating  revenue  on  a  consolidated  basis   rose
substantially in 2003 from 2002 and declined in 2002 from 2001. The increase in 2003 was due primarily to the acquisition of working interests in gas producing properties and the revenue derived from this production. Additionally, in 2003 the Company received increased royalty income derived from the Company's mineral properties under lease as a result of higher average natural gas prices and expanded production. The decrease in 2002 compared to 2001 was due primarily to decreased revenues from mineral gas royalties which,in turn, was due to decreased production of oil and gas by lessees during the current periods under comparison, coupled with a slight decrease in average energy prices during the comparable periods.

     As mentioned in prior reports, a lessee continues to expand drilling operations and production of coal bed methane gas from certain of the Company's properties located in Sebastian
County, Arkansas, with revenue continuing to be received from royalties from this operation during the current fiscal periods
under   comparison.   Commercial  production  has  been  somewhat
consistent over the past two years, however, the Company has been advised that the lessee plans to further develop this property
over the next 12 months.  If  this development   is  successful,
it  could  result   in   increased production and a corresponding
increase in the amount of royalty revenue that the Company receives from this lessee. Current and future revenue from this source will continue to be subject to the uncertainties of volume of production and price fluctuations in the market price of natural gas. For the twelve months ended December 31, 2003, royalties from coal bed methane production associated with these properties were $187,251 and are included in operating revenue in mineral royalties.


     For the year ended 2003, the Company increased its oil and gas reserves through the acquisition of producing properties described in detail in Item 1 and Item 2 of this report as well as through further exploration and development of its working interest properties. Detailed reserve estimates are provided in Note 10 - "Supplemental Information - Natural Gas
Reserves   (Unaudited)"  of  the   consolidated   financial
statements.

     The Company posted nonoperating income in 2003 versus a nonoperating loss in 2002. This positive income is due to gains on sales of securities as well as greatly reduced impairment charges in 2003 versus 2002. In 2002 versus 2001, nonoperating income decreased substantially with nonoperating losses occurring in 2002 versus nonoperating income in 2001. This decrease resulted from lower rates of return on temporary fixed income investments, reduced investment income resulting from reduced capital gains on sales of securities and the reduced size of the portfolio of fixed income investments during the current period. Additionally, as explained in detail in the Notes to the accompanying Financial Statements, the Company recognized impairment charges in 2003, 2002 and 2001 reflecting write-downs in the carrying value of certain equity securities and certain other investments because decreases in the then current market values of those securities were deemed by Management to be other than temporary. There were such write-downs in each of the years ending 2003, 2002 and 2001, although the write-downs were substantially lower in 2003 than in the prior periods. There is a deferred tax benefit relative to such write-downs recognizable for income tax purposes upon future sales or disposition of the securities.

     Expenses associated with the acquired producing properties increased in 2003. Oil and gas operating expenses increased and relate to the lease operating costs of managing the Company's working interest properties. Exploration expenses also increased and includes the cost of unsuccessful exploratory wells as well as the amortization of associated leasehold costs. Depreciation, depletion and amortization also increased in 2003 due to the increase of depreciable lease and well equipment and leasehold costs associated with acquired working interest properties. General and administrative expenses increased in each of the years 2003, 2002 and 2001 due primarily to increased auditing and insurance costs as well as compensation associated with the engagement of a full-time chief executive officer.

     As described in the Notes to the accompanying consolidated financial statements, the Company recorded an income tax benefit in 2003 and 2002 versus an income tax expense in 2001. In 2003 the amount of percentage depletion in excess of tax basis was almost the same as the pre-tax earnings resulting in a slight income tax benefit on pre-tax earnings of $110,383. Income tax benefits for 2002 includes receipt of a refund of state income taxes for prior years amounting to $70,093 as well as percentage depletion in excess of tax basis which increased the effective tax benefit rate to 45.9%. During 2001, the effective tax rate was 29.1% primarily due to percentage depletion in excess of tax basis.

     Net cash provided by operating activities increased for the year 2003 over 2002, and for 2002 over 2001. Cash and cash equivalents decreased in 2003 from 2002, but increased in 2002 over 2001. Detailed cash flow analysis follows under Financial Condition - Liquidity and Capital Resources below.

     Because of the nature of the Company's business, inflation has little impact on its expenses. It is not anticipated that changes in the price of coal will have much impact on the total income of the Company because of the continuing low activity of coal extraction and because the Company's existing coal leases have fixed prices per ton and are not affected by market changes. Substantially increased prices could cause an increase in the amount of coal mined, however.

     As is indicated in the discussion above concerning oil and gas revenue, changes in the price of oil and natural gas do have an impact on the consolidated income of the Company, and at times it can be dramatic. The fluctuation in the price of oil and gas in the years under comparison contributed to increased revenue from that source when prices increased, while the decrease in prices commencing in 2001 resulted in somewhat lower revenue from mineral royalties in the latter quarters of 2001 and early quarters of 2002. Sustained higher average oil and gas prices in the latter part of 2002 through 2003 contributed to increased revenue from oil and gas during those periods. Additionally, changes in the prices of oil and gas tend to have a compounding effect as increased prices generally drive added production, when feasible, and lower prices often cause unprofitable wells to be shut in, thus reducing overall production.

Financial Condition - Liquidity and Capital Resources

     The financial condition of the Company continued to be strong during 2003, as it was in 2002 and 2001. The liquidity of the Company continues to be high as is evidenced by a favorable ratio of current assets to current liabilities, and the fact that a significant portion of the Company's net worth continues to be represented by liquid assets. During the first quarter of 2003, CNR acquired a working interest in oil and gas producing properties in south Texas for $1,080,000 and acquired additional undeveloped property in south Texas in the second quarter for $80,000. The source of funds used for both transactions were available liquid assets of the Company previously invested in U.S. Government agency obligations. The liquidity of the Company was somewhat reduced as a result of this transaction, but overall the Company continues to enjoy very high liquidity, with current assets greatly exceeding current liabilities and a significant portion of its net worth represented by liquid assets.

     Due to the uncertain fixed income and equity market conditions in 2003 and 2002, the Company reduced its equity and longer-term fixed income positions in favor of shorter-term fixed income and cash positions. These activities resulted in a current tax benefit from the realization of losses on the sale of equity securities, more favorable cash positions for the company and as described in Notes to the financial statements, gross unrealized gains on investment securities at the end of both 2003 and 2002.

     Although as discussed above, the liquidity of the Company continues to be favorable, it is affected by cash flows. The
Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements illustrate that there was a net decrease in cash and cash equivalents in 2003, while there was a net increase in cash and cash equivalents in 2002. In 2001, there was a net decrease in cash and cash equivalents. Cash from operating activities increased in 2003 over 2002 and in 2002 over 2001. There were net earnings in 2003 compared to a net loss in 2002, and net earnings in 2001. The net loss in 2002 included certain impairment charges on equity securities described above which reduced earnings but did not reduce cash, while the amount of such impairment charges was lower in both 2003 and 2001.

     A significant component contributing to the decrease in cash in 2003 was a use of cash for investing purposes versus a net increase in cash for investing purposes in 2002. A substantial factor contributing to the increase in cash in 2002 was the net increase in cash provided by investing activities versus a use of cash for these purposes in 2001; specifically, differences in the amount of proceeds from the sale of equity securities and purchase of equity securities during each such period, differences in the amount of proceeds from matured/called investment debt securities which were reinvested, and the purchase of a lesser amount of other investments in 2003 and 2002 from 2001. Additionally, in 2003, the decrease in cash provided by investing activities was due to the funding of the acquisition of oil and gas properties with available cash.

     Another significant component of the changes between the periods under comparison was the difference in cash used in financing activities; specifically, differences in the amount of cash used in the payment of dividends, which was less in 2003 and 2002 than in 2001 due to a reduction in the amount of the quarterly dividend.

Contractual  Obligations, Commitments and Off  Balance-Sheet
Arrangements

     The Company continues to have no bank debt or other lender liability outstanding and no significant other liabilities. There are no off balance sheet arrangements. In addition, since the Company carries no inventory and has no significant amount of accounts receivable or accounts payable, its working capital needs are minimal, and since it has significant liquid assets, and there are no current known demands, commitments or contractual obligations, Management believes that liquidity should continue to be favorable and the financial condition of the Company strong. The only continuing commercial commitment is the operating lease for general office space of the Company. The Company is presently located at 911 Main St., Suite 1710, Kansas City, MO, 64105. The phone number is (816) 842-2430.

     With respect to CNR's working interests in oil and gas, it will be called upon, from time to time, to pay its pro-rata share of expenses and capital expenditures associated with both ongoing operations as well as exploratory and developmental projects. Prior to capital expenditures being incurred on these properties, the project operator issues CNR an Authorization for Expenditure
(AFE) for review and approval. Management believes that, based upon the CNR's current liquidity level and the expected future revenue from these ventures, sufficient financial resources should be available to meet any and all capital requirements required by these projects.

     A tabular presentation of contractual obligations is presented below:


                              Payments Due by Period
Contractual               < 1 Year   1-3       3-5       > 5
Obligations    Total                 Years     Years     Years
___________    _____       ______    _____     _____     _____
Long-Term          0           0         0         0         0
Debt
Obligations

Capital Lease      0           0         0         0         0
Obligations

Operating        6,686       6,686       0         0         0
Lease
Obligations

Purchase         23,281     23,281       0         0         0
Obligations*

Other Long-        0           0         0         0         0
Term
Liabilties

Total            29,967    29,967        0         0         0


*The entire amount shown in Purchase Obligations is for an AFE that was approved prior to Dec. 31, 2003.

     Other than these projects, the Company has no specific commitment for material capital expenditures at the present time. Management does, however, continue to actively pursue other business opportunities which may result in a more productive deployment of its assets and ultimately increase earnings, and in pursuit of that objective has focused on the possible acquisition of additional mineral properties or working interests in selected oil and gas operations. In addition, Management continues to aggressively pursue development of its currently owned mineral properties and to attempt to lease more of its mineral properties in order to generate additional rental, bonus and royalty income. There was one new oil and gas lease made on Company property in 2003 in Sebastian County, Arkansas but as of year-end no new production had commenced. Three new oil and gas leases were made on Company property in 2002, two in Sebastian County, Arkansas and one in Pittsburg County, Oklahoma with production started on one of the leases in Sebastian County, Arkansas.
In 2001, one new oil and gas lease was made on Company property in Arkansas and Oklahoma. As yet there has been no production under the lease made in 2001 but bonuses were received by the Company at the time each lease was entered into, as was the case for leases made in 2002 and 2003.


Accounting  Policies, Recent Accounting  Pronouncements  and
Other Matters

     A summary of significant accounting policies is contained in the Notes to the accompanying consolidated financial statements. One example of a judgment made in applying a critical accounting policy is the impairment charge made relative to the decline in market value of certain securities that is deemed to be other than temporary as is referred to above. The impairment of the value of securities is analyzed quarterly on an individual security basis based on the length of time (generally six months), and the extent to which market value has been less than cost; the financial condition and any specific events which affect the issuers; and the Company's intent and ability to hold the security. There would be materially different reported results if different assumptions or conditions were to prevail. In the judgment of Management and the Board of Directors, the indicated charges were appropriate. However, they have taken note of the fact that the overall return of the portfolio since inception is positive. Another example of a judgment made in applying a critical accounting policy is the periodic review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This accounting policy has been applied in the past, for example, in downward adjustments to the carrying value of the Company's coal properties. This accounting policy does not permit an upward adjustment of book carrying values when Management believes the current fair market value of an asset is greater than the carrying value on the balance sheet and, in fact, Management believes that this may be the case with respect to the carrying value of certain assets on the balance sheet carried at their historical cost.

     Yet another example of judgment exercised in applying a critical accounting policy is the election, approved by the Board of Directors of the Company, to utilize the "Successful Efforts" method of accounting with respect to the operation of the oil and
gas  working  interests  described above.   "Successful  Efforts"
typically  results  in  more  of the costs  of  operations  being
deducted  as  incurred  rather  than  those  expenditures   being
capitalized. The Company uses the units-of-production method to amortize oil and gas properties. This method requires the Company to amortize the capitalized costs incurred in developing a property in proportion to the amount of oil and gas produced as a percentage of the amount of proved reserves contained in the property. Accordingly, any changes in reserve estimates as described above will cause corresponding changes in depletion expense recognized in periods subsequent to the reserve estimate revision. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures.
Data for a given fields may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time.

     A one share for one share stock dividend was distributed to stockholders in February of 2001. All per share data in the consolidated financial statements accompanying this report, and related notes, retroactively reflect the stock dividend for all periods presented. Cash dividends totaling of $0.40 per share were paid in 2003 and 2002 compared to $0.875 per share paid in 2001. While the Board of Directors had expressed the intention early in 2001 to continue paying a $0.25 per share quarterly dividend if the operating results and financial condition of the Company continued to justify it, the Board subsequently expressed a consensus that in subsequent quarters the Board might reevaluate the quarterly dividend policy in light of possible needs to retain liquidity for potential acquisitions or other projects under consideration and for other possible areas of internal growth.

     In the fourth quarter of 2001, the Board declared a dividend for that quarter of $0.125 per share and explained that since total year to date earnings for that year were somewhat below total net earnings for the same period of the previous year, due in substantial part to a then recent decrease in energy prices, and in furtherance of the objective to retain liquidity for potential acquisitions under consideration and for other possible areas of internal growth, it would be advisable to reduce the quarterly dividend payment accordingly. In the first quarter of 2002, the Board reduced the quarterly dividend to $0.10 per share because earnings were again down due, in part, to a continuation of lower energy prices and reduced production and the decision to acquire a working interest in oil and gas properties in Texas as described above.

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

     ITEM  7A.   QUANTITATIVE AND QUALITATIVE  DISCLOSURES  ABOUT
MARKET RISK

     Concerning quantitative and qualitative disclosures concerning market risk, the primary market risk exposures of the Company relate to changes in interest rates, changes in equity
security  prices  and changes in certain commodity  prices.   The
Company's exposure to market risk for changes in interest rates relate solely to its fixed income portfolio that consists of U.S. Government Agency securities. All such securities are held to maturity and have original maturities of less than one year. The Company does not use derivative financial instruments to hedge
interest  rates  on its fixed income investment securities.   The
Company's exposure to market risk for changes in equity  security
prices   relates  solely  to  it  marketable  equity   investment
portfolio which consists primarily of common stocks of domestic, publicly held enterprises. The Company's exposure to market risk for changes in commodity prices relates to changes in the prices of minerals, predominantly natural gas and the effect thereof on its royalties and rentals relating to coal deposits and mineral rights as discussed above in addition to its oil and gas working interests which are subject to market rists for changes in material gas prices. The Company has not entered into any futures contract to hedge the prices of any commodities as of 12/31/03 or during the year ended 12/31/03. The Company does not use derivative commodity instruments to hedge its commodity risk exposure.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information that are required to be included pursuant to this
Item 8 are listed in Item 15, "Exhibits, Financial Statement Schedules, and Reports On Form 8-K", under the caption "Index to Consolidated Financial Statements" in the Annual Report, together with the respective pages in this Annual Report where such information is located. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.


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

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this annual report, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures
(as   defined  in  Rules  13a-15(e) and  15(d)-15(e) under  the
Securities Exchange Act of 1934). The evaluation was conducted with the participation of Management and under the supervision of the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls over financial reporting or other factors that materially affected, or is reasonably likely to materially affect, these controls over financial reporting.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item is set forth on pages 4 through 6 of the Company's definitive proxy statement to befiledwith the Securities and Exchange Commission pursuant to
Schedule 14A promulgated under the Securities Exchange Act of 1934 on April 1, 2004, under the caption "ELECTION OF DIRECTORS", which portion of said definitive proxy statement is incorporated hereinby this reference.

     The Board of Directors has approved a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial
Officer and other financial officers. This Code of Ethics is included as Exhibit 14 to this report.

     Based on a review of copies of forms furnished to the Company by its directors, executive officers, and the beneficial owners of more than ten percent of the Company's stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, and written representations from the individuals concerned, the Company believes that during 2003 all Section 16(a) filing requirements applicable to such persons were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth on pages 6 through 9 of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to
Schedule 14A promulgated under the Securities Exchange Act of 1934 filed April 1, 2004, under the caption "ELECTION OF DIRECTORS", which portion of said definitive proxy statement is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth on
pages 3 through  5 of  the  Company's  definitive proxy
statement  filed  with  the Securities  and  Exchange  Commission
pursuant   to  Schedule  14A  promulgated  under  the  Securities
Exchange  Act  of  1934,  under the captions   "VOTING  SECURITIES
OUTSTANDING AND VOTING RIGHTS " and "ELECTION OF DIRECTORS", which portions of said definitive proxy statement are incorporated herein by this reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is set forth on pages 11 through 12 of the Company's definitive proxy statement filed with the securities and exchange commission pursuant to schedule 14A promulgated under the Securities Exchange Act of 1934, under the captions "Ratification of Independent Public Accountants," which portion of said definitive proxy statement is incorporated herein by this reference.

                              PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

    1.  Index to Consolidated Financial Statements

        The following fincancial statements are included at the incicated page in this Annual Report on Form 10-K and incorporated in this
        Item 15 by reference:

                                                                         Page

        Independent Auditors' Report                                       35

        Consolidated Balance Sheets as of December 31, 2003 and 2002    36-37

        Consolidated Statements of Operations - years ended December 31,
          2003, 2002 and 2001                                              38

       Consolidated Statements of Stockholders' Equity - years ended
          December 31, 2003, 2002 and 2001                                 39

       Consolidated Statements of Comprehensive Income(Loss) - years
          ended December 31, 2003, 2002 and 2001                           40

       Consolidated Statements of Cash Flows - years ended December 31,
          2003, 2002 and 2001                                              41

       Notes to Consolidated Financial Statements                          42

  2. Consolidated Financial Statement Schedules:

     All   schedules  are  omitted  as  none   are currently required.

  3. Index to Exhibits

     The exhibits listed in the accompanying index to exhibits are incorporated by reference as part of this Annual Report on
     Form 10-K.                                                           54

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                        INDEPENDENT AUDITORS' REPORT



The Board of Directors
Central Natural Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Central Natural Resources, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Natural Resources, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Kansas City, Missouri
March 12, 2004


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(amounts in unit dollars)
ASSETS                                          2003         2002
                                                __________   __________
Current assets:
  Cash and cash equivalents                   $    629,719    1,956,795
  Accounts receivable                              127,570       22,500
  Securities maturing within one year,
   at amortized cost                             2,999,314    2,994,347
  Note receivable, current                          21,651       65,221
  Income tax receivable                            110,289      206,867
  Deferred income taxes                                  -        4,204
  Other                                             23,630       11,416
                                                __________   __________
Total current assets                             3,912,173    5,261,350

Equity securities, at fair value                   603,481      642,637
Other investments                                  262,720      350,002
Deferred income taxes                                    -       13,200

Property, plant and equipment
  Oil and gas producing properties
    (successful efforts)                         1,707,419      150,135
  Mineral interest properties                    1,668,137    1,668,432
                                                __________    _________

                                                 3,375,556    1,818,567
                                                __________   __________
  Less accumulated depletion, depreciation
   and amortization                                630,550      583,748
                                                __________   __________

      Net property, plant and equipment          2,745,006    1,234,819
                                                __________   __________
     Total assets                             $  7,523,380    7,502,008



CENTRAL NATURAL RESOURCES, INC. SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(amounts in unit dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY            2003         2002
                                                _________    _________
Current liabilities:
  Accounts payable and accrued expenses             44,066       20,279
  Deferred income-advance oil lease bonus                0       11,250
                                                __________   __________
Total current liabilities                           44,066       31,529


  Deferred income taxes                            137,788            0

Stockholders' equity:
  Preferred stock of $1 par value; 100,000
   shares authorized; no shares issued                   0            0
  Common stock of $1 par value. Authorized
   2,500,000 shares; issued 503,924 shares
     in 2003 and 2002                              503,924      503,924
  Treasury Stock-12,100 shares at December
   31, 2003, 5,000 shares at December 31, 2002    (161,775)     (71,250)
  Retained earnings                              6,856,047    6,941,699
  Accumulated other comprehensive income
   net of deferred taxes of $77,175 in 2003
   and $51,749 in 2002                             143,330       96,106
                                                __________   __________
Total stockholders' equity                       7,341,526    7,470,479

Commitments and contingencies
                                                __________   __________
Total liabilities and stockholders' equity    $  7,523,380    7,502,008

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES,INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003, 2002 and 2001

(amounts in unit dollars)
                                           2003      2002      2001
                                           _________ _________ _________
Operating revenue:
  Mineral royalties                      $   703,168   613,391   769,099
  Oil and gas production                     377,328         0         0
                                           _________ _________ _________
    Total operating revenue                1,080,496   613,391   769,099

  Oil and gas operating expenses             139,929         0         0
  Depreciation, depletion and
    amortization                              46,802     2,250     2,260
  Exploration expenses                       195,695         0         0
  General and administrative
    expenses                                 646,648   550,750   510,861
  Gain on sale of real estate                (16,002)        0    (1,106)
                                           _________ _________  ________
    Total expenses                         1,013,072   553,000   512,015
                                           _________ _________  ________
    Operating income                          67,424    60,391   257,084
                                           _________ _________  ________

Nonoperating income:
  Investment income (loss)                    42,291  (620,647)   85,124
  Other                                          668     2,446     5,048
                                           _________ _________ _________
    Total nonoperating income(loss)           42,959  (618,201)   90,172
                                           _________ _________ _________

    Earnings (loss) before income taxes      110,383  (557,810)  347,256

Income taxes                                  (2,116) (256,056)  100,960
                                           _________ _________ _________
    Net Earnings(loss)                   $   112,499  (301,754)  246,296
                                           _________ _________ _________

Earnings(loss)per share - basic
  and diluted                            $      0.23    (0.60)     0.49

Weighted average number of shares of
 common stock outstanding - basic
 and diluted                                 495,773   503,603   503,924

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2003, 2002 and 2001

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

Balance,
 December
  31, 2000          $ 503,924           0  7,639,660             0    217,455     8,361,039

Net earnings                0           0    246,296             0          0       246,296
Cash dividends
 ($0.88 per
 share)                     0           0   (440,934)            0          0      (440,934)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                       0           0          0           0    (225,544)       (225,544)
                      _______   _________   _________   ________     ________       _________
Balance,
 December
  31, 2001           503,924            0  7,445,022           0       (8,089)      7,940,857

Net loss                   0            0   (301,754)          0            0        (301,754)
Cash dividends
 ($0.40 per
 share)                    0            0   (201,569)          0            0        (201,569)
Purchase of
 $5,000 shares
 of common stock
 for treasury              0            0          0     (71,250)           0         (71,250)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                      0            0          0           0      104,195         104,195
                     _______    _________ __________     ________    ________        ________
Balance,
 December
  31, 2002         $ 503,924            0  6,941,699     (71,250)      96,106       7,470,479


Net earnings                0           0    112,499            0           0         112,499
Cash dividends
 ($0.40 per
 share)                     0           0   (198,151)           0           0       (198,151)
Purchase of
 7,100 shares of
 common stock for
 treasurey                  0           0          0      (90,525)          0        (90,525)
Net unrealized
 depreciation
 on investments
 available-for-
 sale                       0           0          0           0       47,224          47,224
                     ________   _________  _________    ________     ________       ________
Balance,
 December
  31, 2003         $ 503,924            0  6,856,047    (161,775)     143,330       7,341,526
                     ________   _________  _________     _______     ________       _________


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2003, 2002 and 2001


(amounts in unit dollars)
                                   2003         2002         2001
                                   ___________  ___________  ___________

Net earnings (loss)            $       112,499     (301,754)     246,296
                                   ___________  ___________  ___________

Other comprehensive income:
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                       145,860      134,062     (209,118)
 Income taxes                          (51,050)     (46,922)      73,191
                                   ___________  ___________   ___________

 Realized gains and unrealized
  appreciation on
  investments, net                      94,810       87,140     (135,927)
                                   ___________  ___________  ___________


Less:
 Realized investment(gains)
   losses included in net
   earnings                            (73,210)      26,238     (137,873)
Income taxes                            25,624       (9,183)      48,256
                                   ___________   __________  ___________
                                       (47,586)      17,055      (89,617)
                                   ___________   __________  ___________
                                        47,224      104,195     (225,544)
                                   ___________   __________  ___________
    Comprehensive (loss)
     income                     $      159,723     (197,559)      20,752


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001


(amounts in unit dollars)
                                   2003         2002         2001
                                   ___________  ___________  ___________
Cash flows from operating
 activities:
  Net earnings (loss)            $     112,499     (301,754)     246,296

  Adjustments to reconcile net
   earnings to net cash
   provided by operating
   activities:
    Depletion, depreciation
     and amortization                   46,802        2,250        2,260
    Amortization of premiums and
     discounts of securities net       (32,106)     (66,491)    (163,417)
    Amortization of unproved
      properties                        84,758            0            0
    Impairment charge on
      equity securities                      0      686,229      274,296
    Impairment charge on other
      investments                       87,282            0            0
    Gain on sales of real estate       (16,002)           0       (1,106)
    Loss (Gain) on sales of equity
     securities                        (73,210)      26,238     (137,873)
    Deferred income taxes              129,766       15,694     (117,749)
    Changes in assets and
     liabilities:
      Accounts receivables and
       other assets                   (117,284)      80,979      (82,331)
      Deferred oil lease bonus         (11,250)     (36,103)      47,353
      Accounts payable and accrued
       expenses                         23,787       15,441       (6,108)
      Federal and state income
       taxes                            96,578     (252,979)     (16,413)

                                   ___________  ___________  ___________
 Net cash provided by
   operating  activities               331,620      169,504       45,208
                                   ___________  ___________  ___________
Cash flows from investing
 activities:
  Proceeds from note receivable         43,570       18,084       16,702
  Proceeds from matured/called
   investment debt securities       15,000,000   24,000,000   20,000,000
  Purchases of investment debt
   securities                      (14,972,861) (22,928,535) (19,864,798)
  Proceeds from sales of land           16,297            0        1,125
  Purchases of equity securities       (16,882)    (449,827)    (478,972)
  Proceeds from sales of equity
   securities                          201,898      284,597      509,085
  Oil and gas capital expeniditures   (562,042)    (150,135)           0
  Acquisition of oil and gas
    producing properties            (1,080,000)           0            0
  Purchase of other investments              0            0     (250,000)
                                   ___________  ___________  ___________
Net cash (used in) provided by
 investing activities               (1,370,020)     774,184      (66,858)
                                   ___________  ___________  ___________

Cash flows from financing
 activities:
  Purchase of common stock for
   treasury                            (90,525)     (71,250)           0
  Dividends paid                      (198,151)    (201,569)    (440,934)
                                   ___________  ___________  ___________
   Net cash used in financing
    activities                        (288,676)    (272,819)    (440,934)
                                   ___________  ___________  ___________
   Net(decrease)increase in cash
    and cash equivalents            (1,327,076)     670,869     (462,584)

Cash and cash equivalents,
 beginning of year                   1,956,795    1,285,926    1,748,510
                                   ___________  ___________  ___________
Cash and cash equivalents,
 end of year                     $     629,719    1,956,795    1,285,926
                                   ___________  ___________  ___________
Income taxes (received)
   paid during year              $    (228,799)      51,348      235,630

See accompanying notes to consolidated financial statements.

CENTRAL NATURAL RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1) Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Central Natural Resources, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

All operating data relating to the number of acres, tons and estimated reserve volumes represent unaudited information.

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

Purchases and sales of securities are recorded on a trade-date basis. Accounts receivable at December 31, 2003 included $39,338 due from a broker for securities sold.

Coal Deposits, Real Estate, Equipment, and Leasehold Improvements

Coal deposits, mineral rights, surface land, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the useful life of the asset are capitalized.

Coal deposits with a net carrying value of approximately $700,000 at December 31, 2003 are not presently leased or producing coal in commercial quantities.

Depreciation, Depletion, and Amortization

Equipment, which is fully depreciated at December 31, 2003, is depreciated using the straight-line method over its estimated useful life.

Depletion of coal deposits is computed at the rate of $0.025 per ton of coal produced or purchased, which approximates depletion computed on a wasting-asset basis.

Oil, and Gas Properties

Coal royalties are based on a percentage of the production of land leased from the Company or, in the case of no production, the minimum annual royalty. Oil and gas royalties are based on a percentage of the production on land leased from the Company. Oil and other mineral lease rentals and bonuses are derived from the leasing of land and mineral rights prior to production.

Oil lease bonuses which relate to future periods are deferred and recognized as income over the related future periods (generally one year).

The Company uses the Successful Efforts method of accounting for revenue and expenses from oil and gas production. Revenue and expenses associated with oil and gas production are accrued in the period the revenue or expenses are generated. Revenue and expenses from oil and gas production in the period ended December 31, 2003 were generated by working interests in gas properties acquired in February 2003 and working interests in unproved properties acquired in July 2002. No revenue or expenses from oil and gas production was recorded in the period ended
December 31, 2002 or December 31, 2001.

Exploration   and   Production  -  Exploration   expenses,   including
geological and geophysical costs, and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment and developmental dry holes are capitalized and amortized by field using the unit-of-production method as gas is produced.

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

Oil and Gas Reserves

The process of estimating quantities of natural gas reserves is complex and requires significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. Data for a given fields may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. The Company uses the units-of-production method to amortize gas properties. This method requires the Company to amortize the capitalized costs incurred in developing a property in proportion to the amount of gas produced as a percentage of the amount of proved reserves contained in the property. Accordingly, any changes in reserve estimates as described above will cause corresponding changes in depletion, depreciation and amortization expense recognized in periods subsequent to the reserve estimate revision. Reserve information (unaudited) is detailed further in Note
10 - Supplemental Information of the consolidated financial statements.

Other Investments

Other investments represent an equity interest in non-marketable securities for which the Company does not possess significant influence. These investments are accounted for at cost. The carrying amount is periodically reviewed for other than temporary impairment.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for subsequent changes in tax rates are recognized in income in the period that includes the tax rate change.

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



                                  2003        2002        2001
                                  __________  __________  __________
         Net Earnings:
           As reported          $    112,499    (301,754)    246,296
           Stock Options             (13,688)    (19,760)    (13,100)
           Pro forma                  98,811    (321,514)    233,196

         Earnings per share (loss):
          Basic and diluted
           as reported                  0.23       (0.60)       0.49
           Pro forma            $       0.20       (0.64)       0.46


Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Proved gas properties are reviewed for impairment on a field-by-field basis when facts and circumstances indicate that their carrying amounts may not be recoverable. In performing this review, future cash flows are estimated by applying estimated future gas prices to estimated future production, less estimated future expenditures to develop and produce the reserves. If the sum of these estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, an impairment loss is recognized for the excess of the carrying amount over the estimated fair value of the property based on estimated future cash flows.

Earnings and Dividends Per Share

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding.

Dividends per share are based on the number of shares outstanding on the dividend dates of record.

Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of comprehensive income.

Segment Information

The Company operates in the energy segment. The energy segment consists of the exploration and production of oil and gas as well as the leasing of real properties and mineral interests in the mid-western and southern United States. The Company has no foreign revenues. Oil and gas production revenue was received from a single customer in 2003. During 2003, three mineral royalty customers accounted for 18%, 17% and 12% of consolidated operating revenue. During 2002 four mineral royalty customers accounted for 27%, 22%, 15% and 12% of consolidated operating revenue. During 2001, two mineral royalty customers accounted for 45% and 12% of consolidated operating revenue.

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

2) Acquisition of producing properties

In February 2003, the Company, through a wholly-owned subsidiary, CNR Production, L.L.C.. a Texas limited liability company (hereinafter "CNR), executed and closed the acquisition of an undivided two percent (2%) interest in certain property rights constituting working interests in two fields known as the Bass Flores Field and Total Tabasco Field located in Hidalgo and Starr Counties in south Texas.

As consideration for this acquisition, the Subsidiary paid $1,080,000. This amount was paid by CNR from funds provided by the Company from its available liquid resources. Of the total purchase price , $864,000 was allocated to leasehold costs and $216,000 was allocated to lease and well equipment. CNR participated in additional developmental work on this property in 2003.

(3)  Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at December 31, 2003 and 2002 are presented below. Substantially all equity securities represent common stocks of domestic corporations.


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
2003                    cost        gains       losses      value
__________________      __________  __________  __________  __________
Held-to-maturity-
  U. S. government
   agency securities  $ 2,999,314            0        (34)   2,999,280

Available-for-sale-
  Equity securities       382,975      220,506          0      603,481

2002
_________________
Held-to-maturity-
  U. S. government
   agency securities  $ 2,994,347            0       (347)   2,994,000

Available-for-sale-
  Equity securities       494,782      153,461     (5,606)     642,637

At December 31, 2003 and 2002, all U. S. government agency securities mature within one year.

The Company recognized impairment charges for declines in market values of equity securities considered to be other than temporary of $686,229 during 2002 and $274,296 during 2001. The Company recognized an impairment charge on other investments in 2003 of $87,282.

Investment income consists of the following for each of the years ended December 31:


                                    2003       2002        2001
                                    __________  __________  __________
Interest                           $   48,797      81,346     213,386
Dividends                               7,566      10,474       8,161
Gross gains on sales of equity
 securities                            78,376      50,132     206,466
Gross losses on sales of equity
 securities                            (5,166)    (76,370)    (68,593)
Impairment charge on equity
 securities                                 0    (686,229)   (274,296)
Impairment charge on other
 investments                          (87,282)          0           0
                                    __________  __________  __________
                                   $   42,291    (620,647)     85,124

(4) Income Taxes

Total income taxes for the years ended December 31, 2003, 2002, and 2001 were allocated as follows:

                                    2003        2002        2001
                                    __________  __________  __________
Statement of Operations             $   (2,116)   (256,056)    100,960
Stockholders' equity, for unrealized
 appreciation (depreciation) on
 equity securities                      25,426      56,105    (121,447)
                                    __________  __________  __________
                                    $   23,310    (199,951)    (20,487)

The components of income tax expense from operations are as follows:

                                 2003      2002      2001
                                 ________  ________  ________
Federal                        $   (2,116) (182,374)   87,280
State                                   0   (73,682)   13,680
                                 ________  ________  ________
Total                          $   (2,116) (256,056)  100,960

Total  income  tax expense for 2003, 2002, and 2001 includes  deferred
income   tax  expense  (benefit)  of  $129,766,  $15,694,  and  $(117,749), respectively.

Income tax expense (benefit) relating to operations has been provided at effective rates of (1.9)%, (45.9)% and 29.1% for the years ended
December 31, 2003, 2002, and 2001, respectively. The reasons for the difference between the effective tax rates and the corporate federal income tax rate of 34.0% are as follows:


                                          2003   2002   2001
                                          _____  _____  _____
Expected statutory tax rate               34.0% (34.0)% 34.0%
State income taxes, net of federal
 income tax effect                           0   (8.6)   2.6
Percentage depletion in excess
 of tax basis                            (27.2)  (4.0)  (9.6)
Other, net                                (8.7)   0.7    2.1
                                          _____  _____  _____
Effective tax rate                        (1.9)%(45.9)% 29.1%

State income taxes for 2002 include a refund relating to prior years of $70,093.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:


Deferred tax assets:                        2003      2002
                                            ________  ________
Equity securities
 and other investments                     $  84,830   103,020
Property plant
 & equipment*                                118,655    90,343
Deferred income-advance oil lease
 bonus                                             0     4,204
Other                                          6,535     6,635
                                            ________  ________
                                             210,020   204,202

Less valuation allowance                     (45,095)  (45,095)
                                            ________  ________
Deferred tax assets                          164,925   159,107
                                            ________  ________

Deferred tax liabilities:
Property, plant
 & equipment                                (225,538)  (89,954)
Equity securities and other investments      (77,175)  (51,749)
                                            ________  ________
Deferred tax liabilities                    (302,713) (141,703)
                                            ________  ________
Net deferred tax (liabilities) asset      $ (137,788)   17,404
                                            ________  ________

 * "Property, plant & equipment" includes a deferred tax asset relating to a 1993 writedown of coal properties. The resulting deferred tax asset relating to this writedown has been fully reserved through the establishment of a $45,095 valuation allowance as the Company believes it is more likely than not that the asset will not be realized

(5) Operating Leases

The Company has a five-year operating lease for its office space in Kansas City, Missouri, which became effective September 1, 2002. However, the Company can terminate the lease after 2 years. The lease agreement provides for annual rental payments of approximately $10,000 through 2004. Rent expense amounted to $10,082, $9,934, and $13,182 for the years ended December 31, 2003, 2002, and 2001, respectively.

(6) Disclosures About Fair Value of Financial Instruments

        Cash, cash equivalents, trade receivables, and trade payables - The carrying amount approximates fair value because of the short maturity of these financial instruments.

        Debt and equity securities - The fair values of debt and equity securities are based on quoted market prices. The fair value of debt and equity securities are disclosed in note 3.

(7)  Stock Option Plans

Nonqualified Stock Option Plan

In  April 1995, the Company adopted a nonqualified stock option  plan
(the Plan) pursuant to which the Company's board of directors may grant stock options to directors in lieu of cash compensation. The Plan authorizes grants of options to purchase up to 50,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have a term of ten years and vest and become fully exercisable six months after the date of grant. In 2003, 7,500 nonqualified stock options were granted under this plan, while 6,000 shares were issued in both 2002 and 2001.

Stock Incentive Plan

In February 2001, the Company adopted a stock incentive plan pursuant to which the Company's board of directors may issue stock awards to key employees and directors of the Company. This plan allows for stock options, stock appreciation rights, restricted stock, stock bonuses, performance share awards, dividend equivalents, or deferred payment rights.

The maximum number of shares of common stock that may be delivered under this plan shall not exceed 75,000 shares. The maximum number of shares of common stock that may be delivered pursuant to options qualified as incentive stock options granted under this plan is 45,000 shares. The maximum number of shares of common stock that may be delivered to non-employee directors shall not exceed 20,000 shares. The maximum number of shares subject to those options and stock appreciation rights that are granted during any calendar year to any individual shall be limited to 15,000, and the maximum individual limit on the number of shares in the aggregate subject to all awards that during any calendar year are granted under this plan shall be 25,000. Each of these limits is subject to adjustment as set forth in the plan.

In 2003, 6,000 incentive stock options were granted under this plan and in 2001, 2,000 incentive stock options were granted. No incentive options were issued in 2002. Incentive stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, or 110% of the fair market value of the date of grant in the case of a 10% shareholder. Incentive stock options issued to date have a term of between five and ten years and are exercisable in annual installments of between three and four years.

     A summary of stock option activity, including incentive stock options, during 2003, 2002, and 2001 is as follows:



                                           Year Ended
                       ____________________________________________________
                            2003              2002              2001
                       ________________ _________________ _________________

                               Weighted          Weighted          Weighted
                               average           average           average
                               exercise          exercise          exercise
                      Options  price    Options  price    Options  price

Options outstanding,
 beginning of period  20,000  $16.93    14,000   17.00     6,000   17.00
Granted               13,500   13.79     6,000   16.75     8,000   17.00
Exercised                  0       0         0       0         0       0
Forfeited                  0       0         0       0         0       0
                       _____  ______    ______   _____    ______   _____
Options outstanding,
  end of period       33,500   15.66    20,000   16.93    14,000   17.00
                      ______  ______    ______   _____    ______   _____
Options exercisable
  end of period       26,500   15.88    18,500   16.92    12,000   17.00

Exercise prices for options outstanding as of December 31, 2003 were $13.20 (7,500 shares), $14.52 (6,000 shares), $16.75 (6,000 shares) and
$17.00 (14,000 shares). Exercise prices for options exercisable as of December 31, 2003 were $13.20 (7,500 shares), $16.75 (6,000 shares) and
$17.00 (13,000 shares).

Options outstanding of 33,500, 20,000, and 14,000 at December 31, 2003, 2002, and 2001 are not considered dilutive as the exercise price was greater than the market price at the close of each period under consideration. However, if the market price were to increase in a future period to be greater than the exercise price, these options could become dilutive.

 The per share weighted average fair value of stock options granted during 2003, 2002 and 2001 was $1.01, $1.50 and $1.65, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 2003-expected dividend yield of 3.03%, expected volatility of 11.64%, risk-free interest rate of 2.97%, and an expected life of five years; 2002-expected dividend yield of 2.53%, expected volatility of 11.64%, risk-free interest rate of 3.03%, and an expected life of five years; 2001-expected dividend yield of 5.26%, expected volatility of 17.63%, risk-free interest rate of 4.290%, and an expected life of five years.

(8)  Related Party Transactions

The Company paid $20,834 in 2002 and $21,666 in 2001 to a company affiliated with one of its directors for its participation in a strategic planning project undertaken on behalf of the Company.

(9) Natural Gas Producing Activities

All of the Company's gas and oil properties are located in the United States. The table below sets forth the results of operations from gas and oil producing activities:


                                    2003       2002        2001
                                    __________  __________  __________
Revenues                          $   377,328           0           0
Production Costs                     (118,049)          0           0
Depreciation, depletion and
 amortization                         (44,552)          0           0
Exploration expenses                 (195,695)          0           0
                                    __________  __________  __________
Operating income                  $    19,032           0           0

Total oil & gas property            1,707,419     150,135           0
Additions to oil & gas properties $ 1,557,284     150,135           0


Costs Incurred

Costs   incurred   in  natural gas and oil property  acquisition,
exploration and development activities are summarized below:

                                    2003       2002        2001
                                    __________  _________  __________
Property acquisition costs
  Unproved                         $  154,562     150,135           0
  Proved                            1,080,000           0           0
Unsuccessful exploratory wells        110,937           0           0
Development costs                     407,480           0           0
                                    _________   _________  __________
                                   $1,752,979     150,135           0


Exploration  Expense  for 2003 includes $84,758 in  amortized unproved
property   costs  associated  with  two  unsuccessful  exploratory  wells, resulting in total capitalized additions of oil and gas properties on the balance sheet of $1,557,284.

(10) Supplemental Information - Natural Gas Reserves
(Unaudited)

Proved reserves are estimated quantities of natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Reserve quantities as well as certain information regarding future production and discounted cash flows were prepared by independent petroleum engineers T.J.Smith & Company, Inc. for all years where reserve estimates are presented. These reserve quantities exclude the Company's mineral interests.

The following table sets forth our net proved and proved developed gas reserves stated in MMCF in equirements at December 31, 2001, 2002 and 2003 and the changes in net proved gas reserves for the years ended
December 31, 2001, 2002 and 2003.


                                                      Natural Gas MMCF
                                                            Equiv.
                                                      ______________

Revisions of previous estimates                                  0
Extensions and discoveries                                     1,256
Purchase of properties                                           995
Dispositions of properties                                       0
Production                                                       (57)
                                                      ______________

Proved Reserves at December 31, 2003                           2,194

Proved Developed Reserves at:
  December 31, 2001                                              0
  December 31, 2002                                              0
  December 31, 2003                                            1,409



Standardized Measure

The standardized measure of discounted future net cash flows relating to proved natural gas reserves as of year-end is shown below (in thousands):


                                    2003       2002        2001
                                    __________  __________  __________
Future cash inflows                $   13,932           0           0
Future operating expenses              (2,654)          0           0
Future development costs                 (995)
                                    _________   _________   __________
Future net cash flows                  10,283           0           0
Future income taxes	               (3,843)          0           0
                                    _________   _________   __________
Future net cash flows, after
 income taxes                           6,440           0           0

10% annual discount                    (3,051)          0           0
                                     _________  __________   __________
Standardize measure of discounted
  future net cash flows            $    3,389           0           0



Future  cash inflows are computed by applying year-end prices  of  oil and gas to the year-end estimated future production of proved oil and gas reserves. The base prices used for the Pretax PV-10 calculation were public market prices on December 31 adjusted by differentials to those market prices. Appropriate price differentials were applied to these prices for each property based upon its respective historical product pricing experience to adjust for Btu content and marketing and transportation costs. The Henry Hub and West Texas/New Mexico Intermediate prices, before adjustment for quality and transportation, utilized in the PV-10 value at December 31, 2003 were $5.965 per MMBtu of natural gas and $29.95 per barrel of oil, respectively. Forecasted operating costs were based upon the average of the actual monthly costs for 2003 as provided by the operator of the properties. Estimated capital expenditures were provided by the operator of the properties and both operating costs and capital expenditures were held constant throughout the life of the properties. We will incur significant capital expenditures in the further development of our oil and gas properties. We believe with reasonable certainty that we will be able to obtain such capital in the normal course of business. A Statutory tax rate of 37.4% is used to estimate the effect of future income taxes. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.

Changes in Standardized Measure

Changes in standardized measure of future net cash flows relating to proved natural gas reserves are summarized below (in thousands):


                                    2003       2002        2001
                                    __________  __________  __________
Beginning of year                 $         0           0           0

Revisions of previous estimates             0           0           0
Extensions and discoveries              4,183           0           0
Purchase of mineral-in-place            1,080           0           0
Development costs incurred                407           0           0
Disposition of properties                   0           0           0
Changes in cash flows due to
  income taxes                         (2,022)          0           0
Sales of oil & gas, net of
  production costs                       (259)          0           0
                                    _________   _________   __________
End of Year                        $    3,389           0           0
                                    _________   _________   __________


Sales of natural gas, net of natural gas operating expenses, are based on historical pre-tax results. Disposition of properties, extensions and discoveries, purchases of minerals-in-place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis.

(11)  Supplementary Quarterly Data (Unaudited)


                                                   2003
                                 ______________________________________
                                  First     Second     Third    Fourth
                                 quarter    quarter   quarter   quarter
                                 _______    _______   _______   _______

    Operating revenue        $   239,539    282,995   283,415   274,547
    Investment Income (loss)     (40,295)    12,365    30,587    39,634
    Net earnings (loss)           (3,421)    53,567   (34,570)   96,923
    Earnings per share
       basic and diluted           (0.01)      0.11     (0.07)     0.20
                                 _______    _______   _______   _______


                                                   2002
                                 ______________________________________
                                  First     Second     Third    Fourth
                                 quarter    quarter   quarter   quarter
                                 _______    _______   _______   _______

    Operating revenue         $   88,736    219,898   149,738   155,019
    Investment Income (loss)    (180,453)  (290,855) (193,671)   44,332
    Net earnings                (118,940)  (120,552) (102,269)   40,007
    (Loss) earnings per share
      basic and diluted            (0.24)     (0.24)    (0.20)     0.08
                                 _______    _______   _______   _______


Investment income for 2003 reflects an impairment charge in the first quarter of $87,282. Investment income for 2002 reflects impairment charges in the first, second, and third quarters of $212,127, $323,006, and $151,096, respectively. Investment income for 2001 reflects impairment charges in the second, third, and fourth quarters of $46,088, $66,414 and $161,794, respectively.

                               INDEX TO EXHIBITS


     (3)(i)Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(i) to the Annual Report on Form 10-K for the Company for the fiscal year ended December 31, 2000.

     (3)(ii)  Bylaws  are incorporated  herein  by reference to Exhibit
     (3)(ii) to the Annual Report on Form 10-K for the Company for the fiscal year ended December 31, 2003.

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

     (v)   Purchase  and Sale Agreement Between Smith Production,  Inc.
     as  Seller  and  CNR  Production, LLC  as  Purchaser,  dated
     February 28, 2003, by and between Smith Production,  Inc.  a Texas
     corporation, as "Seller," and CNR Production, LLC,  a Texas   limited
     liability  company  and   a   wholly-owned subsidiary  of the
     Company, as "Purchaser," is  incorporated herein by reference to
     Exhibit 10(D) of the Quarterly Report on Form 10-Q for the Company for the Quarter Ended March 31, 2003.

     (14)  Code of Ethics (attached as Exhibit 14 hereto)

     (21) Subsidiaries of the Company (attached as Exhibit 21 hereto)

     (23) Consent of Independent Petroleum Engineers (attached as
     Exhibit 23 hereto)

     (31.1) Certification required by Rule 13a-14(a) or Rule 15d-
     14(a)  for  Chief  Executive Officer (attached  as  Exhibit  31.1 hereto).

     (31.2) Certification required by Rule 13a-14(a) or Rule 15d-
     14(a)  for  Chief  Financial Officer (attached  as  Exhibit  31.2 hereto).

     (32.1) Section 1350 Certification for Chief Executive Officer (attached as Exhibit 31.1 hereto).

     (32.2) Section 1350 Certification for Chief Financial Officer (attached as Exhibit 32.2 hereto).

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

Date: March 29, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                     By    /s/ Phelps C. Wood
                                         ________________________________
                                         Phelps C. Wood, President
                                         Principal Executive Officer
Date: March 29, 2004


                                     By    /s/ Leonard L. Noah
                                         ________________________________
                                         Leonard L. Noah
                                         Chief Financial Officer Principal
                                         Financial Officer, and
Date: March 29, 2004                     Principal Accounting Officer


                                     By    /s/ Bruce L. Franke
                                         ________________________________
                                         Bruce L Franke, Director
Date: March 29, 2004


                                     By    /s/ Ray A. Infantino
                                         ________________________________
                                         Ray A. Infantino, Director
Date: March 29, 2004


                                     By    /s/ Patrick J. Moran
                                         ________________________________
                                         Patrick J. Moran, Director

Date: March 29, 2004


                                     By    /s/ James R. Ukropina
                                         ________________________________
                                         James R. Ukropina, Director
Date: March 29, 2004


                                     By    /s/ Phelps C.Wood
                                         ________________________________
                                         Phelps C. Wood, Director
Date: March 29, 2004


                                     By    /s/ Phelps M. Wood
                                         ________________________________
                                         Phelps M. Wood, Director