Form 10-Q
period 2004-03-31
CENTRAL NATURAL RESOURCES INC
filed 2004-05-11
CIK 18605

Form 1O-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


                 For the Quarter Ended March 31, 2004


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

                            Yes [X]     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 6-2 of the Exchange Act).

                           Yes [ ]     No [X]


                 Common Stock outstanding as of April 30, 2004
                       $1 par value 493,637 shares

                        CENTRAL NATURAL RESOURCES, INC.

                               Table of Contents

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - March 31, 2004 and
             December 31, 2003

           Consolidated Statements of Earnings and Retained Earnings
             - Three months ended March 31, 2004 and 2003

           Consolidated Statements of Comprehensive Income
             - Three months ended March 31, 2004 and 2003

           Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003

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

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


PART I - FINANCIAL INFORMATION                  ITEM 1.  FINANCIAL STATEMENTS

CENTRAL NATURAL RESOURCES, INC.

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003
(Unaudited)

(amounts in unit dollars)
ASSETS                                             2004          2003
                                                   __________    __________
                                                  (Unaudited)

Current assets:
  Cash and cash equivalents                   $    510,136      629,719
  Accounts receivable                              177,160      127,570
  Securities maturing within one year,
   at amortized cost                             2,997,076    2,999,314
  Note receivable, current                          20,318       21,651
  Income tax receivable                             78,511      110,289
  Advance to operator                              123,026	  6,997
  Other                                             18,687       16,633
                                                __________   __________
Total current assets                             3,924,914    3,912,173

Equity securities, at fair value                   564,523      603,481
Other investments                                  262,720      262,720

Property, plant and equipment
  Oil and gas producing properties
    (successful efforts)                         1,776,274    1,707,419
  Mineral interest properties                    1,668,137    1,668,137
                                                __________    _________

                                                 3,444,411    3,375,556
                                                __________   __________
  Less accumulated depletion, depreciation
   and amortization                                662,051      630,550
                                                __________   __________

      Net property, plant and equipment          2,782,360    2,745,006
                                                __________   __________
     Total assets                             $  7,534,517    7,523,380



CENTRAL NATURAL RESOURCES, INC.
Consolidated Balance Sheets

March 31, 2004 and December 31, 2003
(Unaudited)

(amounts in unit dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY            2004         2003
                                                _________    _________
Current liabilities:
  Accounts payable and accrued expenses             77,751       44,066
                                                __________   __________
Total current liabilities                           77,751       44,066


  Deferred income taxes                            124,153      137,788

Stockholders' equity:
  Preferred stock of $1 par value; 100,000
   shares authorized; no shares issued                   0            0
  Common stock of $1 par value. Authorized
   2,500,000 shares; issued 506,924 shares
     in 2004 and 503,924 in 2003                   506,924      503,924

  Additional paid in capital                        33,750            0
  Unearned restricted stock                        (33,750)           0
  Treasury Stock-12,100 shares in
   2004 and 2003                                  (161,775)    (161,775)
  Retained earnings                              6,869,457    6,856,047
  Accumulated other comprehensive income
   net of deferred taxes of $63,540 in 2004
   and $77,175 in 2003                             118,007      143,330
                                                __________   __________
Total stockholders' equity                       7,332,613    7,341,526

                                                __________   __________
Total liabilities and stockholders' equity    $  7,534,517    7,523,380

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC.

Consolidated Statements of Operations

Three months ended March 31, 2004 and 2003
(Unaudited)

(amounts in unit dollars)
                                                 2004           2003
                                                 __________     __________
Operating revenue:
  Mineral royalties                           $     127,470        146,064
  Oil and gas production                            243,248         93,475
                                                 __________     __________
   Total operating revenue                          370,718        239,539

Oil and gas operating expenses                       54,273         49,456
Depreciation, depletion and amortization             31,501         15,426
Exploration expenses                                    963              0
General and administrative expenses                 199,945        151,084
Gains on sales of real estate                             0        (16,002)
                                                 __________     __________
   Total expenses                                   286,682        199,964
                                                 __________     __________

   Operating income                                  84,036         39,575
                                                 ___________    __________
Nonoperating income (loss):
  Investment income (loss)                           10,616        (56,909)
  Other                                                  16            612
                                                 __________     __________
   Total nonoperating income (loss)                  10,632        (56,297)
                                                 __________     __________
   Earnings (loss)
     before income taxes                             94,668        (16,722)

Income taxes (benefit)                               31,777        (13,301)
                                                 __________     __________
   Net earnings (loss)                               62,891         (3,421)


Retained earnings at
 beginning of period                              6,856,047      6,941,699
Deduct cash dividends paid of $0.10 per
 share in 2004 and$0.10 per share in 2003           (49,481)       (49,892)
                                                  _________      _________
Retained earnings at end
 of period                                    $   6,869,457      6,888,386

Loss per share - basic
 and diluted                                  $        0.13          (0.01)

Weighted average number
 of shares of common
 stock outstanding
   Basic & Diluted                                  493,637        498,924

See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC.

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2004 and 2003
(Unaudited)

(amounts in unit dollars)
                                   2004        2003
                                   ___________  __________

Net earnings (loss)               $     62,891      (3,421)
                                   ___________  __________

Other comprehensive income (loss):
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                       (38,608)     (2,640)
 Income taxes                           13,513         924
                                   ___________  __________

   Realized gains and unrealized
     appreciation (depreciation)
     on investments, net               (25,095)     (1,716)
                                   ___________  __________
Less:
   Realized investments (gains)
     losses included in net
      earnings                            (350)    (13,660)
   Income taxes                            122       4,781
                                   ___________  __________
                                          (228)     (8,879)
                                   ___________  __________
                                       (25,323)    (10,595)
                                   ___________  __________

    Comprehensive income
      (loss)                    $       37,568     (14,016)



See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES, INC.

Consolidated Statements of Cash Flows

Three months ended March 31, 2004 and 2003
(Unaudited)

(amounts in unit dollars)
                                                   2004          2003
                                                   __________    __________
Cash flows from operating activities:
  Net earnings (loss)                            $     62,891        (3,421)

  Adjustments to reconcile net earnings loss
     to net cash provided by (used in) operating
       activities:
      Depletion, depreciation and amortization         31,501        15,426
      Amortization of premiums and discounts
         Of securities, net                            (7,226)       (8,775)
      Impairment charge on other investments                0        87,282
      Gain on sale of real estate                           0       (16,002)
      Gain on sales of equity securities                 (350)      (13,660)
      Changes in assets and liabilities:
        Accounts receivable and other assets          (51,644)      (63,010)
        Advance to operator                          (116,029)       (6,997)
        Deferred oil lease bonus                            0       (11,250)
        Accounts payable and accrued expenses          33,685        37,863
        Federal and state income taxes                 31,778       (18,289)
                                                   __________   ___________
          Total adjustments                           (78,285)        2,588
                                                   __________    __________
Net cash used in
    operating activities                              (15,394)         (833)
                                                   __________    __________

Cash flows from investing activities:
  Proceeds from note receivable                         1,333         2,223
  Proceeds from matured/called
   investment debt securities                       6,000,000     3,000,000
  Purchases of investment debt securities          (5,990,536)   (2,994,050)
  Proceeds from sales of land                               0        16,298
  Purchases of equity securities                            0        (1,082)
  Proceeds from sales of equity securities                350        55,835
  Oil and Gas capital expenditures                    (68,855)      (26,072)
  Acquisition of oil and gas producing properties           0    (1,080,000)
  Sale of restricted common stock                       3,000             0
                                                   __________    __________
   Net cash used in
     investing activities                             (54,708)   (1,026,848)
                                                   __________    __________

Cash flows from financing activities-
  Dividends paid                                      (49,481)      (49,892)
                                                   __________     _________
  Net cash used in
    financing activities                              (49,481)      (49,892)
                                                   __________     _________

Net decrease in cash and cash equivalents            (119,583)   (1,077,573)

Cash and cash equivalents, beginning of year          629,719     1,956,795
                                                   __________    __________

Cash and cash equivalents, end of period       $      510,136       879,222
                                                   __________    __________

See accompanying notes to consolidated financial statements.

CENTRAL NATURAL RESOURCES, INC.

Notes to Consolidated Financial Statements

March 31, 2004

Note (1) Basis of Presentation:

In the opinion of Central Natural Resources, Inc. (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the periods ended March 31, 2004 and 2003.

The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The  Company  uses  the Successful Efforts method of  accounting  for revenue and expenses from oil and gas production that has been detailed in the Company's 10-K and previous reports. Revenue and expenses associated with oil and gas production is accrued in the period the revenue or expenses are generated. Revenue and expenses from oil and gas production in the period ended March 31, 2004 was generated by working interests in oil and gas properties acquired in February 2003 and working interests in unproved properties acquired in July 2002.

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

Stock Based Compensation

In the first three months of 2004 the Company granted 3,000 shares of restricted stock to an employee of the Company, vesting in equal amounts over three years. The employee purchased the 3,000 restricted shares at $1 per share and the difference between the purchase price and the then fair market value of the stock was recorded in shareholders equity as unearned restricted stock. The unearned restricted stock will be amortized ratably to expense over the three year vesting period.

Also in the first three months of 2004, the Company granted 2,000 options, vesting in equal amounts over four years, to an employee of the Company. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS
No.  123.   The following table illustrates the effect on net  income
(loss) if the fair value based method had been applied to all outstanding and unvested awards in each period:




                                  Three months ended
                                      March 31,
                                   2004       2003
                                  ________   _______

Net earnings (loss)
 as reported                      $ 62,891    (3,421)
Less stock options, net of taxes    (2,148)   (7,196)
Pro Forma net earnings (loss)       60,743   (10,617)

Earnings (loss) per share
(basic and diluted):
  As Reported                         0.13     (0.01)
Pro Forma                             0.12     (0.02)



Options outstanding at March 31, 2004 and March 31, 2003 are not considered dilutive as the exercise price was greater than the market price at the close of each period under consideration. However, if the market price were to increase in a future period to be greater than the exercise price, these options could become dilutive.

Note (2) Investment Securities:

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at March 31, 2004 and December 31, 2003 are as follows:




                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
March 31, 2004          cost        gains       losses      value
_________________       __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   agency securities  $   2,997,076          -        (36)   2,997,040

Available-for-sale:
  Equity securities   $     382,975    181,548          -      564,523


                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
December 31, 2003       cost        gains       losses      value
_________________       __________  __________  __________  __________
Held-to-maturity:
  U. S. government
   agency securities  $  2,994,314           -        (34)   2,994,280

Available-for-sale:
  Equity securities   $    382,975     220,506          -      603,481

Investment income (loss) consists of the following for each of the periods ended March 31:



                                  Three months ended
                                      March 31,
                                   2004       2003
                                  ________   _______

Realized gains on sales
 of equity securities            $     350    13,660
Impairment charge                        -   (87,282)
Interest Income                      8,971    14,642
Dividend Income                      1,295     2,071
                                   _______   _______
                                 $  10,616   (56,909)




Investments in debt securities are classified as held-to-maturity securities, which are carried at amortized cost. Investments in marketable equity securities are classified as available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Other than temporary impairment is analyzed quarterly on an individual security basis based on the length of time and the extent to which market value has been less than cost; the financial condition and any specific events which effect the issuer; and the Company's intent and ability to hold the security. During the three months ended March 31, 2004, the Company recognized no impairment charge for marketable equity securities.

Other investments represent an equity interest in non-marketable securities for which the Company does not possess significant influence. These investments are accounted for at cost. An impairment charge was recognized in the amount of $87,282 to reflect an impairment in these securities in the first quarter of 2003.

Note (3) Oil and Gas Activity

In the first quarter of 2004, a wholly owned subsidiary of the Company had committed to participate in the drilling of four gas wells, two of which are exploratory, in south and east Texas.
At March 31, 2004, two wells were in the process of being completed while drilling activity had not yet begun on the remaining two wells. Oil and gas property recorded on the balance sheet is comprised of property that is both proved and unproved. At March 31, 2004 unproved properties amounted to $134,729.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The first quarter of 2004 shows the results of the Company's efforts in previous quarters to increase oil and gas production through exploration and development. Successful well completions and workovers since the acquisition of producing properties in the first quarter of 2003 resulted in the more than doubling of revenue from oil and gas production during this time. Management plans further exploration and development of its properties in 2004 and will continue to evaluate potential additions to the Company's oil and gas properties through acquisitions. While no assurance can be given, assuming commodity prices remain strong, and subject to other uncertainties set forth in the section captioned "Forward-Looking Statements" below, management believes that earnings will continue to grow as revenue from production increases during 2004.


The cost of maintaining a public, SEC filing company continues to rise and is reflected in the Company's General and Administrative expenses discussed below. While these costs are borne by companies of all sizes, the burden from both an expense and a management time standpoint is often disproportionate for smaller companies such as
Central.    Further  government  requirements  that   mandate
additional disclosures or specific procedures may increase these costs in the future as would the need to hire outside experts as well as the need to hire additional internal financial personnel to assist with the implementation of these regulations.

Management continues to position the Company to take advantage of extractive mineral opportunities and expects further revenue, expenses and capital expenditures to be generated in these endeavors in 2004, as they were in the first quarter of 2004.

Results of Operations

Total operating revenue increased in the first three months of 2004 over the first three months of 2003 due mainly to increased revenue from oil and gas production due to increased production, including new production from wells completed in the fourth quarter of 2003 and the first quarter of 2004. Decreased revenue from mineral royalties in the first three months of 2004 from 2003 were offset by the increase in revenue from oil and gas production during the same periods. The table below shows production volume and average pricing for the periods under comparison:



                                  Three months ended
                                      March 31,
                                   2004       2003
                                  ________   _______


Volume  (MCF equiv.)                34,907    13,567
Avg. Price                       $    6.97      6.89
Total Revenue                      243,248    93,475


*Note-Rounding may cause calculated totals to be slightly different than above.

General and administrative expenses increased in both the first three months of 2004 from the same period in 2003 due primarily to
increases  in  auditing fees.   Oil  and  gas  operating
expenses, which include lease operating costs, increased only marginally in the first quarter of 2004 from the prior year. Depletion, depreciation and amortization increased in the 2004 period from the prior year due to the increased production in the corresponding period.

There was positive non-operating income in the first quarter of 2004 compared to a non-operating loss in the first quarter of 2003. In the first three months of 2003 the Company recognized an impairment charge of $87,282 on the carrying value of an investment in non-marketable securities held by the Company. There were no impairments or writedowns taken in the first quarter of 2004.

The Company recorded an income tax expense in the first three months of 2004 versus an income tax benefit for the same period in 2003 due to net earnings generated in 2004 versus a net loss in the same period of 2003.

Financial Condition - Liquidity and Capital Resources

The financial condition of the Company continued to be strong through the end of the first three months of 2004 as it was at the end of the fiscal year in 2003, with substantial liquid assets, no debt and positive net earnings. The Company continues to utilize available liquidity to fund exploration and development of its working interests in south Texas and east Texas through its wholly-owned subsidiary, CNR Production L.L.C. (CNR). The liquidity of the Company continues to be high as is evidenced by a continuing favorable ratio of current assets to current liabilities of over 50:1, and the fact that a significant portion of the Company's stock holders' equity continues to be represented by liquid assets.

Although, liquidity of the Company continues to be favorable, it is affected by cash flows. The Consolidated Statement of Cash Flows in the accompanying Consolidated Financial Statements illustrates that there was a net decrease in cash and cash equivalents during the first three months of 2004 and in the same period in 2003, although the decrease was much greater in 2003 than the current period under comparison. Summary cash flows for the two periods under comparison are shown on the table below:



                                  Three months ended
                                      March 31,
                                   2004       2003
                                  ________   _______

Cash provided by (used in):
 Operating activities            $ (15,394)       (833)
 Investing activities              (54,708) (1,026,848)
 Financiang activities-
  dividends paid                   (49,481)    (49,892)


Contributing to the cash used in operating activities for both periods was an increase in the amount of accounts
receivable and advances to operators.   Accounts receivable  is
increasing as gas production rates continue to increase. Advances to operators have increased in conjunction with drilling obligations. A significant use of cash from investing activities in the 2003 periods under comparison was the acquisition of working interests in oil and gas properties as well as differences in the amount of proceeds from the sale of equity securities and purchase of equity securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Contractual   Obligations,  Commitments   and   Off-Balance   Sheet
Arrangements

The Company continues to have no bank debt or other lender liability outstanding and no significant other liabilities. There are no off balance sheet arrangements. In addition, since the Company carries no inventory and has low amounts of accounts receivable and accounts payable, its working capital needs are minimal, and since it has significant liquid assets, and there are no current known material demands, commitments or contractual obligations, Management believes that liquidity should continue to be favorable and the financial condition of the Company strong.

Regarding future capital expenditures, as reported in prior filings, CNR is participating in an oil and gas exploration venture in east Texas and continues to expand both developmental and exploratory efforts on its south Texas properties. Through the close of the first quarter of 2004, CNR had committed to participate in a total of four wells as mentioned in Note 3, and CNR believes that additional exploratory and developmental well potential exists in these areas. CNR expects that in the near term, these activities will require additional funds that are uncertain in amount at the present time.

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


                              Payments Due by Period
Contractual               < 1 Year   1-3       3-5       > 5
Obligations    Total                 Years     Years     Years
___________    _____       ______    _____     _____     _____
Long-Term        0          0         0         0         0
Debt
Obligations

Capital Lease    0          0         0         0         0
Obligations

Operating        6,686      6,686     0         0         0
Lease
Obligations

Purchase         172,990    172,990   0         0         0
Obligations*

Other Long-      0          0         0         0         0
Term
Liabilties

Total            179,676    179,676   0         0         0


*The entire amount shown in Purchase Obligations is for Authorizations For Expenditures that were approved prior to March 31, 2004.

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

Accounting Policies, Recent Accounting Pronouncements and Other Matters

A summary of significant accounting policies was contained in Note 1 to the consolidated financial statements of the Company filed with Form 10-K for the year ended December 31, 2003. One example of a judgment made in applying a critical accounting policy is the impairment charge made relative to the decline in market value of certain securities that is deemed to be other than temporary as is referred to above. The impairment of the value of securities is analyzed quarterly on an individual security basis based on the length of time (generally six months), and the extent to which market value has been less than cost; the financial condition and any specific events which affect the issuers; and the Company's intent and ability to hold the security. There would be materially different reported results if different assumptions or conditions were to prevail. In the judgment of Management and the Board of Directors, the indicated charges were appropriate, however, they have taken note of the fact that the overall return of the portfolio since inception is positive.

Another example of ajudgment made in applying a critical accounting policy is theperiodic review of long-lived assets for impairment whenever eventsor changes in circumstances indicate that the carrying amount of anasset may not be recoverable. This accounting policy has beenapplied in the past, for example, in downward adjustments to thecarrying value of the Company's coal
properties.   However,  this accounting  policy  does not permit an
upward adjustment in suchcarrying values, when Management believes the current fair marketvalue of an asset is greater than the carrying value on the balancesheet and in fact Management believes that this may be the case with respect to the carrying value of certain assets on the balance sheet carried at their historical cost.

Yet another example of judgment exercised in applying a critical accounting policy is the election, approved by the Board of Directors of the Company, to utilize the "Successful Efforts" method of accounting with respect to the operation of the oil and gas working interests described above. "Successful Efforts" typically results in more of the costs of operations being deducted as incurred rather than those expenditures being capitalized. The Company uses the units-of-production method to amortize oil and gas properties. This method requires the Company to amortize the capitalized costs incurred in developing a property in proportion to the amount of oil and gas produced as a percentage of the amount of proved reserves contained in the property. Accordingly, any changes in reserve estimates as described above will cause corresponding changes in depletion expense recognized in periods subsequent to the reserve estimate revision. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. Data for given fields may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time.

A cash dividend of $0.10 per share was paid in the first quarter of 2004, and a cash dividend of the same amount was paid in the first quarter of 2003. After the close of the current quarter, the Board declared a dividend of $0.10 to be paid in the second quarter.

FASB's Emerging Issues Task Force has issued new guidance on "Other-Than-Temporary Impairment" that is effective for reporting periods beginning after June 15, 2004 and requires disclosure for annual
reporting  periods ending after June 15, 2004.   The  new  guidance
creates a model for many judgements and additional evidence gathering and applies to investments in debt and equity securities. Management has a system in place to periodically review its investments in debt and equity securities for such impairments and does not foresee that the new requirements will materially impact the Company in the near future although fluctuations in the market values of securities may prove otherwise.

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

The Company's exposure to market risk for changes in commodity prices relates to changes in the prices of coal, oil, and natural gas, and the effect thereof on its mineral royalties and oil and gas production, as is discussed in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part 1,
Item 2 of this report. The Company does not use derivative commodity instruments to hedge its commodity risk exposures.

ITEM 4 - CONTROLS AND PROCEDURES

As of March 31, 2004, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Central Natural Resources, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange
Act of 1934. Based on that evaluation, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that its disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Chief Financial Officer, of material information about the Company required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in the Company's internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - Attached

Item 5.    Other Information - None

Item 6(a). Exhibits - Attached

           31.1 Certification required by Rule 13a-14(a) or Rule
              15d-14(a) for Chief Executive Officer

           31.2 Certification required by Rule 13a-14(a) or Rule
             15d-14(a) for Chief Financial Officer

           32.1 Section 1350 Certification for Chief Executive Officer

           32.2 Section 1350 Certification for Chief Financial Officer

Item 6(b). Reports on Form 8-K - None

PART II, ITEM 4. - SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

The following meeting of Stockholders was held after the close of the quarter to which this report pertains, however, it was held prior to the filing of this report so disclosure is made as hereinafter set forth.

(a)	The Annual Meeting of Stockholders was held April 30, 2004.

(b)	The meeting involved the election of Directors, and the
following are the Directors elected at that meeting:

                       Bruce L. Franke
                       Ray A. Infantino
                       Patrick J. Moran
                       James R. Ukropina
                       Phelps C. Wood
                       Phelps M. Wood

There were no other Directors whose term of office as a Director continued after the meeting.

    (c)(i) For the election of Directors, the votes received by all nominees were as follows:

                      Bruce L. Franke        400,426
                      Ray A. Infantino       400,426
                      Patrick J. Moran       400,426
                      James R. Ukropina      400,426
                      Phelps C. Wood         400,426
                      Phelps M. Wood         400,426

Cumulative voting is not permitted.

    (ii) At the same meeting, the Stockholders ratified the appointment by the Audit Committee of the accounting firm KPMG LLP as independent public accountants to examine the financial statements of the Company for the year ending December 31, 2004 and to perform other appropriate accounting services. The holders of 397,634 shares cast their votes in favor of that appointment, the votes of 266 shares were cast against it, and the holders of 3,384 shares abstained.

    (d) There were no settlements between the Company and any other participants terminating any solicitation subject to Rule 14a-11.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

  CENTRAL NATURAL RESOURCES, INC
           (Registrant)


Date:   May 11, 2004
        ____________________________

By:     /s/ Leonard L. Noah
        ____________________________

            Leonard L. Noah,
         Chief Financial Officer



Date:   May 11, 2004
        ____________________________

By:     /s/ Phelps C. Wood
        ____________________________

            Phelps C. Wood,
            President