Form 10-Q
period 2004-06-30
CENTRAL NATURAL RESOURCES INC
filed 2004-08-12
CIK 18605

Form 1O-Q


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                 Quarterly Report Under Section 13 or
                             15(d) of the
                   Securities Exchange Act of 1934


              For the Quarterly Period Ended June 30, 2004


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


                            Yes [X]     No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

                            Yes [ ]     No [X]



               Common stock outstanding as of July 31, 2004
                       $1 par value; 493,637 shares

CENTRAL NATURAL RESOURCES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Balance Sheets - June 30, 2004 and
             December 31, 2003

           Consolidated Statements of Earnings and Retained Earnings
             - Three months ended June 30, 2004 and 2003 and six
               months ended June 30, 2004 and 2003

           Consolidated Statements of Comprehensive Income
             -Three months ended June 30, 2004 and 2003 and
              six months ended June 30, 2004 and 2003

           Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003

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

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


PART I - FINANCIAL INFORMATION         ITEM 1.  FINANCIAL STATEMENTS

CENTRAL NATURAL RESOURCES, INC.

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003
(Unaudited)

(amounts in unit dollars)

ASSETS                                          2004         2003

                                                __________   __________

Current assets:
  Cash and cash equivalents                   $    325,312      629,719
  Accounts receivable                              214,378      127,570
  Securities maturing within one year,
   at amortized cost                             2,999,434    2,999,314
  Notes receivable, current                              -       21,651
  Income tax receivable                            128,555      110,289
  Advance to operators                             168,212        6,997
  Other                                             42,440       16,633
                                                __________   __________

Total current assets                             3,878,331    3,912,173
                                                __________   __________

Equity securities, at fair value (note 2)          544,090      603,481
Other Investments                                  262,720      262,720

Property, plant and equipment
  Oil and gas producing properties
   (successful efforts)                          1,976,773    1,707,419
  Mineral interest properties                    1,668,137    1,668,137
                                                 __________   __________
                                                 3,644,910    3,375,556

  Less accumulated depletion, depreciation
     and amortization                              708,037      630,550
                                                __________   __________


  Net property, plant and equipment              2,936,873    2,745,006
                                                __________   __________

     Total assets                             $  7,622,014    7,523,380



See accompanying notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses       $     39,203       44,066

                                                __________   __________

   Total current liabilities                        39,203       44,066
                                                __________   __________


  Deferred income taxes                            201,951      137,788


Stockholders' equity
  Preferred stock of $1 par value; 100,000
   Shares authorized; no shares issued                   -            -
  Common stock of $1 par value; 2,500,000
   Shares authorized; 506,924 issued in 2004
   and 503,924 in 2003                             506,924      503,924

  Additional paid in capital                        33,750            -

  Unearned restricted stock                        (28,125)           -

  Treasury stock 12,100 shares in 2004 and 2003   (161,775)    (161,775)

  Retained earnings                              6,925,361    6,856,047

  Accumulated other comprehensive income,
   net of deferred taxes of $56,389 in 2004
   and $77,175 in 2003                             104,725      143,330
                                                __________   __________

  Total stockholders' equity                     7,380,860    7,341,526

                                                __________   __________

  Total liabilities and stockholder's equity  $  7,622,014    7,523,380


See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC.

Consolidated Statements of Earnings and Retained Earnings

Six months ended June 30, 2004 and 2003 and three months ended June 30, 2004 and 2003
(Unaudited)

(amounts in unit dollars)


                                  Six months ended    Three months ended
                                      June 30,              June 30,
                                   2004      2003       2004      2003
                                _________ _________  _________ _________

Operating revenue:
  Mineral royalties           $   315,057   330,902    187,587   184,838
  Oil and gas production          500,576   191,632    257,328    98,157
                                _________ _________  _________ _________
    Total operating revenue       815,633   522,534    444,915   282,995


Oil and gas operating expenses    102,383    68,723     48,110    19,268
Depreciation, depletion and
  amortization                     76,925    34,334     45,424    18,907
Exploration expenses                  963         -          -         -
General and administrative
  expenses                        420,872   337,415    220,927   186,331
Gain on sales of real estate            -   (16,002)         -         -
                                _________ _________  _________ _________
    Total expenses                601,143   424,470    314,461   224,506
                                _________ _________  _________ _________

    Operating income              214,490    98,064    130,454    58,489
                                _________ _________  _________ _________

Nonoperating income:
  Investment income (loss)         23,690   (44,576)    13,074    12,333
  Other                             2,516       644      2,500        32
                                _________ _________  _________ _________

    Total nonoperating
      income (loss)                26,206   (43,932)    15,574    12,365
                                _________ _________  _________ _________

    Earnings before
        income taxes              240,696    54,132    146,028    70,854

Income taxes                       72,418     3,986     40,641    17,287
                                _________ _________  _________ _________

   Net earnings                   168,278    50,146    105,387    53,567


Retained earnings at
 beginning of period            6,856,047 6,941,699  6,869,457 6,888,386
Deduct cash dividends paid
 of $.20 per share in 2004
 and 2003                         (98,964)  (99,786)   (49,483)  (49,894)
                                _________  _________  _________ _________

Retained earnings at end
 of period                    $ 6,925,361  6,892,059  6,925,361 6,892,059


Earnings per share-
   basic and diluted          $      0.34       0.10      0.21      0.11
                                _________  _________  _________ _________

Weighted average number
 of shares of common stock
 outstanding basic
  and diluted                     494,231    498,924    494,824   498,924



See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC.

Consolidated Statements of Comprehensive Income
Six months ended June 30, 2004 and 2003 and three months ended June 30, 2004 and 2003
(Unaudited)

(amounts in unit dollars)

                                  Six months ended     Three months ended
                                      June 30,               June 30,
                                   2004      2003        2004      2003
                                _________ _________   _________ _________

Net earnings                $     168,278    50,146     105,387    53,567
                                _________ _________   _________ _________


Other comprehensive income:
 Realized gains and unrealized
  appreciation (depreciation)
  on investments                  (59,041)    6,751     (20,433)    9,421
 Income taxes                      20,664    (2,363)      7,151    (3,297)
                                _________ _________   _________ _________


    Realized gains and
     unrealized appreciation
      (depreciation)
      on investments, net         (38,377)    4,388     (13,282)    6,124
                                _________ _________   _________ _________

Less:
 Realized investment (gains)
  losses included in net
  earnings                           (350)  (12,669)          -       991

 Income taxes                         122     4,435           -      (347)
                                _________ _________   _________ _________

                                     (228)   (8,234)          -       644
                                _________ _________   _________ _________

                                  (38,605)   (3,846)    (13,282)    6,768
                                _________ _________   _________ _________


 Comprehensive income          $  129,673    46,300      92,105    60,335


See accompanying notes to consolidated financial statements.



CENTRAL NATURAL RESOURCES, INC.

Consolidated Statements of Cash Flows

Six months ended June 30, 2004 and 2003
(Unaudited)

(amounts in unit dollars)


                                                   2004         2003
                                                 _________    _________

Cash flows from operating activities:
  Net earnings                                $    168,278       50,146
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
      operating activities:
    Depletion, depreciation
       and amortization                             77,487       34,897
    Amortization of premiums and discounts of
      Securities, net                              (14,515)     (17,355)
    Impairment charge on other investments               -       87,282
    Gain on sales of real estate                         -      (16,002)
    Gain on sales of equity securities                (350)     (12,669)
    Decrease in unearned restricted stock            5,625            -
    Changes in assets and liabilities:
      Accounts receivable and other assets        (112,615)     (75,024)
      Advances to Operator                        (161,215)     (48,870)
      Deferred oil lease bonus                           -      (11,250)
      Accounts payable and accrued expenses         (4,863)       7,613
      Federal and state income taxes                66,683      232,525
                                                 _________    _________
            Total adjustments                     (143,763)     181,147
                                                 _________    _________

   Net cash provided by
        operating activities                        24,515      231,293


Cash flows from investing activities:
  Proceeds from note receivable                     21,651        6,145
  Proceeds from matured/called investment
   debt securities                               9,000,000    9,000,000
  Purchases of investment debt securities       (8,985,605)  (8,984,798)
  Proceeds from sales of land                            -       16,297
  Purchases of equity securities                         -       (1,367)
  Proceeds from sales of equity securities             350       71,034
  Oil and Gas capital expenditures                (269,354)    (139,843)
  Acquisition of oil and gas producing
    properties                                           -   (1,080,000)
  Sale of common stock                               3,000            -
                                                 _________    _________
   Net cash used in
    investing activities                          (229,958)  (1,112,532)
                                                 _________    _________

Cash flows from financing activities
  Dividend paid                                    (98,964)     (99,786)


   Net cash used in financing activities           (98,964)     (99,786)

   Net increase in cash and cash eequivalents     (304,407)    (981,025)


Cash and cash equivalents,
 beginning of year                                 629,719    1,956,795
                                                 _________    _________

Cash and cash equivalents,
 end of period                                $    325,312      975,770


See accompanying notes to consolidated financial statements.


CENTRAL NATURAL RESOURCES INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2004

Basis of Presentation

In the opinion of Central Natural Resources, Inc. (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for the periods ended June 30, 2004 and 2003.

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

On June 30, 2004 the Company announced in an 8-K filing that it had filed Form 15 with the SEC to cease to be an SEC reporting company, as it was eligible to do so under applicable SEC regulations. Unless this Form 15 filing is denied by the SEC, the Company will no longer be required to make quarterly and yearly filings of reports with the Securities and Exchange Commission.

The  Company  uses  the Successful Efforts method of  accounting  for revenue  and  expenses  from oil and gas  production  that  has  been
detailed  in  the Company's 10-K and previous reports.   Revenue  and
expenses associated with oil and gas production is accrued in the period the revenue or expenses are generated. Revenue and expenses from oil and gas production in the period ended June 30, 2004 was generated by working interests in oil and gas properties acquired in February 2003 and working interests in unproved properties acquired in July 2002. Exploration expenses, including geological and geophysical costs, rental and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment and developmental dry holes are capitalized and amortized by field using the unit-of-production method as the oil and gas are produced.

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

CENTRAL NATURAL RESOURCES INC.

Notes to Unaudited Consolidated Financial Statement

Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Stock Based Compensation

In the first quarter of 2004 the Company granted 3,000 shares of restricted stock to an employee of the Company, vesting in equal amounts over three years. The employee purchased the 3,000 restricted shares at $1 per share and the difference between the purchase price and the then fair market value of the stock was recorded in shareholders equity as unearned restricted stock. The unearned restricted stock is amortized ratably to expense over the three-year vesting period.

Also in the first quarter of 2004, the Company granted 2,000 options, vesting in equal amounts over four years, to another employee of the
Company.   In  the second quarter of 2004, the Company granted  stock options in the amount of 1,250 shares to each non-employee Director under the Company's "Director Nonqualified Stock Option Agreement". The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the
disclosure  requirements  of  SFAS  No.  123.   The  following  table
illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period:



                                   Six months ended    Three months ended
                                        June 30,             June 30,
                                     2004      2003       2004      2003
                                  ________   _______     _______  _______


Net Earnings:
 As Reported                 $   168,278      50,146    105,387    53,567
Less: Stock Options net
  of taxes                        15,678       4,762     13,530     4,762
 Pro Forma net earnings          152,600      45,384     91,857    48,805


Earnings per share
 (basis and diluted):
 As Reported                 $      0.34        0.10       0.21     0.11
 Pro Forma                          0.31        0.09       0.19     0.10



CENTRAL NATURAL RESOURCES INC.

Notes to Unaudited Consolidated Financial Statements

Options outstanding at June 30, 2004 and June 30, 2003 are not considered dilutive as the exercise price was greater than the market price at the close of each period under consideration. However, if the market price were to increase in a future period to be greater than the exercise price, these options could become dilutive.

(2) Investment Securities:

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at June 30, 2004 and December 31, 2003 are as follows:



                                    Gross       Gross
                                    unrealized  unrealized
                        Amortized   holding     holding     Fair
June 30, 2004           cost        gains       losses      value
__________________      __________  __________  __________  __________

Held-to-maturity:
 U. S. government
  agency securities   $  2,999,434           -       (184)   2,999,250

Available-for-sale:
  Equity securities   $    382,975     161,115          -      544,090



December 31, 2003
_________________

Held-to-maturity:
 U. S. government
   agency securities  $  2,994,314           -        (34)   2,994,280

Available-for-sale:
  Equity securities   $    382,975     220,506          -      603,481


CENTRAL NATURAL RESOURCES INC.

Notes to Unaudited Consolidated Financial Statements

Investment income (loss) consists of the following for each of the periods ended June 30:



                                   Six months ended    Three months ended
                                        June 30,             June 30,
                                     2004      2003       2004      2003
                                  ________   _______     _______  _______

Realized gains on sales
 of equity securities            $     350    12,669           -     (991)
Impairment charge                        -   (87,282)          -        -
Interest Income                     20,245    26,101      11,274   11,459
Dividend Income                      3,095     3,936       1,800    1,865
                                   _______   _______     _______  _______

                                 $  23,690   (44,576)     13,074   12,333


Investments in debt securities are classified as held-to-maturity securities, which are carried at amortized cost. Investments in marketable equity securities are classified as available-for-sale securities, which are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Other than temporary impairment is analyzed quarterly on an individual security basis based on the length of time and the extent to which market value has been less than cost; the financial condition and any specific events which effect the issuer; and the Company's intent and ability to hold the security. During the six months ended June 30, 2004, the Company recognized no impairment charge for marketable equity securities.

Other investments represent an equity interest in non-marketable securities for which the Company does not possess significant influence. These investments are accounted for at cost. An impairment charge was recognized in the amount of $87,282 to reflect an impairment in these securities in the first quarter of 2003.

(3)  Oil and Gas Activity

Through the first six months of 2004, a wholly owned subsidiary of the Company had committed to participate in the drilling of ten gas wells in south and east Texas. At June 30, 2004, four wells had been successfully completed, one well was in the process of being completed, two wells were in the process of being drilled and commitments had been made to participate in three additional wells on which drilling activity had not yet begun. Oil and gas property recorded on the balance sheet is comprised of property that is both proved and unproved, although currently all costs carried on the balance sheet relate to proved property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The six months ended June 30, 2004 exhibit the results of the Company's expanded efforts to increase oil and gas production through aggressive exploration and development. Successful well completions and workovers since the acquisition of producing properties in the first quarter of 2003 resulted in the more than doubling of revenue from oil and gas production during this time. To date in 2004, the Company, through its wholly-owned subsidiary, CNR Production L.L.C.
(CNR), has participated in, or approved the participation in, 10 wells to further explore and develop its working interest properties. In addition to exploration and development, CNR will continue to evaluate potential additions to its oil and gas properties through acquisitions. While no assurance can be given, assuming commodity prices remain strong, and subject to other uncertainties set forth in the section captioned "Forward-Looking Statements" below, management expects that earnings will continue to grow as revenue from production increases during 2004 with the addition of successful wells.

The cost of maintaining a public, SEC reporting company continues to rise and is reflected in the Company's General and Administrative expenses discussed below. While these costs are borne by companies of all sizes, the burden from both an expense and a management time standpoint is often disproportionate for smaller companies such as the Company. On June 30, 2004 the Company announced in an 8-K filing that it had filed Form 15 with the SEC to cease to be an SEC reporting company, as it was eligible to do so under applicable SEC regulations. While the Company believes that this filing will not be denied by the SEC, there is a 90-day review period during which the SEC may deny the filing. Management believes that, due to the cessation of SEC reporting requirements, the Company will be able to achieve savings in General and Administrative expenses and will avoid what was deemed by management as a certain increase in both costs and time associated with future requirements. That said, further government requirements that mandate additional disclosures or specific procedures may increase costs in the future, as would the need to hire outside experts as well as the need to hire additional internal financial personnel to assist with the implementation of these regulations.

Management continues to position the Company to take advantage of extractive mineral opportunities and expects further revenue, expenses and capital expenditures to be generated in these endeavors in 2004, as they were in the first six months of 2004. In recent periods, the Company has benefited from extremely strong commodity oil and gas prices. While prices may remain at an elevated level, a reduction in commodity oil and gas prices would have a negative impact upon the Company's revenues and profitability.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Results of Operations

Total operating revenue increased substantially in the first six months of 2004 over the first six months of 2003, and in the second quarter of 2004 over the second quarter of 2003, due to increased revenues from oil and gas production which was the result of an increase in the volume of oil and gas produced during the current periods under comparison, coupled with an increase in average prices during the comparable periods. Although revenue from mineral royalties increased slightly in the three months ended June 30, 2004 over the year prior period, revenue from mineral royalties in the first six months of 2004 decreased slightly from 2003. The table below shows gas production volume and average pricing for the periods under comparison:



                                   Six months ended    Three months ended
                                        June 30,             June 30,
                                     2004      2003       2004      2003
                                  ________   _______     _______  _______


Volume (MCF equiv.)              $  70,920    30,766      36,012   17,199
Avg Price                        $    7.06      6.23        7.15     5.71
Total Revenue                    $ 500,576   191,632     257,328   98,157



*Note - Rounding may cause calculated totals to be slightly different than above.

General and administrative expenses increased in both the first six months of 2004 over the first six months of 2003, and in the second quarter of 2004 over the second quarter of 2003 due primarily to increases in auditing and legal fees. Oil and gas operating expenses, which include lease operating costs, increased in the first six months of 2004 over the first six months of 2003, and in the second quarter of 2004 over the second quarter of 2003 due to the substantial amount of additional developmental work completed in recent months. Although total oil and gas operating expenses increased during this period, the ratio of expenses to production revenue remained relatively constant. Depletion, depreciation and amortization increased in both the 2004 periods under comparison from the prior year's periods due to the increased production in the corresponding periods.

There was positive non-operating income in the first six months of 2004 compared to a non-operating loss in the first six months of 2003. Non-operating income increased slightly in the second quarter of 2004 compared to the second quarter of 2003. In the first six months of 2003 the Company recognized an impairment charge of $87,282 on the carrying value of an investment in non-marketable securities held by the Company. There were no impairments or write-downs taken during the first six months of 2004.

The Company recorded an increase in income tax expense in the first six months of 2004 versus the same period in 2003 due to higher net taxable earnings generated in 2004 versus the same period of 2003. The increase in income tax expense was also greater in the second quarter of 2004 than the comparable period in 2003 due to the increase in earnings generated in 2004 versus the prior period under comparison.

Financial Condition - Liquidity and Capital Resources

The financial condition of the Company continued to be strong through the end of the first six months of 2004 as it was at the end of the fiscal year in 2003, with substantial liquid assets, no debt and positive net earnings. The Company continues to utilize available liquidity to fund exploration and development of its working interests in south Texas and east Texas through CNR. The liquidity of the Company continues to be high as is evidenced by a continuing favorable ratio of current assets to current liabilities of over 50:1, and the fact that a significant portion of the Company's stock holders' equity continues to be represented by liquid assets.

Although, liquidity of the Company continues to be favorable, it is affected by cash flows. The Consolidated Statement of Cash Flows in the accompanying Consolidated Financial Statements illustrates that there was a net decrease in cash and cash equivalents during the first six months of 2004 and in the same period in 2003, although the decrease was much greater in 2003 than the current period under comparison. Summary cash flows for the two periods under comparison are shown on the table below:



                                   Six months ended
                                       June 30,
                                   2004       2003
                                  ________   _______

Cash provided by (used in):
 Operating activities            $  24,515     231,293
 Investing activities             (229,958) (1,112,532)
 Financiang activities-
  dividends paid                   (98,964)    (99,786)


Contributing  to  the  cash  used in operating  activities  for  both periods  was  an  increase in the amount of accounts  receivable  and advances to operators. Accounts receivable is increasing as gas production rates continue to increase. Advances to operators have increased in conjunction with drilling obligations. Also contributing to the differences in cash from operating activities was an adjustment for a non-cash impairment charge taken in 2003 and differences in Federal and State income taxes. A significant use of cash from investing activities in the 2003 periods under comparison was the acquisition of working interests in oil and gas properties as well as differences in the amount of proceeds from the sale of equity securities and purchase of equity securities.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


Regarding future capital expenditures, as reported in prior filings, CNR is participating in an oil and gas exploration and development venture in east Texas and continues to expand developmental efforts on its south Texas properties. Through the first six months ended June 30, 2004, CNR had committed to participate in a total of ten wells as mentioned in Note 3, and CNR believes that additional exploratory and developmental well potential exists in these areas. CNR expects that in the near term, these activities will require additional funds that, although uncertain in amount at the present time, should be provided for by the current liquid assets of the Company.

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


                              Payments Due by Period
Contractual               < 1 Year   1-3       3-5       > 5
Obligations    Total                 Years     Years     Years
___________    _____       ______    _____     _____     _____
Long-Term        0          0         0         0         0
Debt
Obligations

Capital Lease    0          0         0         0         0
Obligations

Operating        5,014      5,014     0         0         0
Lease
Obligations

Purchase         163,655    163,655   0         0         0
Obligations*

Other Long-      0          0         0         0         0
Term
Liabilties

Total            168,669    168,669   0         0         0


*The entire amount shown in Purchase Obligations is for Authorizations For Expenditures that were approved prior to June 30, 2004.

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

Accounting  Policies,  Recent Accounting Pronouncements  and  Other
Matters

A summary of significant accounting policies was contained in Note 1 to the consolidated financial statements of the Company filed with Form 10-K for the year ended December 31, 2003. One example of a judgment made in applying a critical accounting policy is the impairment charge made relative to the decline in market value of certain securities that is deemed to be other than temporary as is referred to above. The impairment of the value of securities is analyzed quarterly on an individual security basis based on the length of time (generally six months), and the extent to which market value has been less than cost; the financial condition and any specific events which affect the issuers; and the Company's intent and ability to hold the security. There could be materially different reported results if different assumptions or conditions were to prevail.

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

A cash dividend of $0.10 per share was paid in each of the first and second quarters of 2004, and a cash dividend of the same amount was paid in each quarter of 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES


As of June 30, 2004, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Central Natural Resources, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company's management, including its Chief Executive Officer and its Chief Financial Officer,
concluded that its disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Chief Financial Officer, of material information about the Company required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in the Company's internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

           31.1 Certification required by Rule 13a-14(a) or Rule
              15d-14(a) for Chief Executive Officer

           31.2 Certification required by Rule 13a-14(a) or Rule
             15d-14(a) for Chief Financial Officer

           32.1 Section 1350 Certification for Chief Executive Officer

           32.2 Section 1350 Certification for Chief Financial Officer

Item 6(b). Reports on Form 8-K - Attached

PART II, ITEM 4. - SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held April 30, 2004.
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

Exhibit 31.1 - Certification required by Rule 13a-14(a) or Rule 15d-14(a) for Chief Executive Officer (Attached as Exhibit 31.1 hereto).

Exhibit 31.2 - Certification required by Rule 13a-14(a) or Rule
15d-14(a) for Chief Financial Officer (Attached as Exhibit 31.2 hereto).

Exhibit 32.1 - Section 1350 Certification for Chief Executive Officer (Attached as Exhibit 32.1 hereto).

Exhibit 32.2 - Section 1350 Certification for Chief Financial Officer (Attached as Exhibit 32.2 hereto).

PART II, ITEM 6(b). REPORTS ON FORM 8-K

On June 30, 2004, the Company filed an 8-K announcing the filing of a Form 15 with the SEC to terminate registration of its common stock under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



      CENTRAL NATURAL RESOURCES INC.
               (Registrant)


Date:   August 12, 2004
        ____________________________

By:     /s/ Leonard L. Noah
        ____________________________
            Leonard L. Noah,
            Chief Financial Officer


Date:   August 12, 2004
        ____________________________

By:     /s/   Phelps C. Wood
        ____________________________
              Phelps C. Wood
              President, and
              Chief Executive Officer